Form 10QSB
period 1995-09-30
ENVIRONMENT ONE CORP
filed 1995-11-02
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from.........to..........

                         Commission File Number 1-7037


                          ENVIRONMENT ONE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                          14-1505298
------------------------------------                     --------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or other organization)                      Identification No.)


                 2773 Balltown Road, Schenectady, NY 12309-1090
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (518) 346-6161
                          ---------------------------
                          (Issuer's telephone number)

              ___________________________________________________
              (Former name, former address and former fiscal year
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:


            Title of Class                     Outstanding at September 30, 1995
            --------------                     ---------------------------------
Common stock, par value $.10 per share                    4,104,684


Transitional Small Business Disclosure Format (check one):
Yes [   ];    No: [ X ]

                          Environment One Corporation
                                  FORM 10-QSB

                                     INDEX

Part I. Financial Information-

Item 1. - Financial Statements
Consolidated Balance Sheets September 30, 1995 and
December 31, 1994

Consolidated Statements of Operations for the Nine Months
Ended September 30, 1995 and 1994

Consolidated Statements of Operations for the Three Months
Ended September 30, 1995 and 1994

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 1995 and 1994

Notes to Consolidated Financial Statements


Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information

Signatures

                         Part I. Financial Information

Item 1.  Financial Statements

                          Environment One Corporation
                          Consolidated Balance Sheets
                    September 30, 1995 and December 31, 1994

                                                     9/30/95           12/31/94
                                                   -----------        ---------
                   Assets
----------------------------------------------
Current Assets
          Cash ...............................     $    80,867          223,701
          Accounts Receivable, Net ...........       3,057,166        2,289,297
          Inventories
             Raw Materials ...................       1,395,615        1,178,598
             Work in Process .................         172,966          384,672
             Finished Goods ..................         256,249          131,468
                                                   -----------        ---------
                                                     1,824,830        1,694,738
Note Receivable ..............................           9,935           24,476
Other Current Assets .........................         281,049          214,432
                                                   -----------        ---------
     Total Current Assets ....................       5,253,847        4,446,644
                                                   -----------        ---------
Property, Plant and Equipment
     Land ....................................         334,491          334,491
     Buildings ...............................       2,105,740        2,105,740
     Machinery and Equipment .................       4,506,069        4,388,731
     Construction in Progress ................         112,927           12,439
     Less: Accumulated Depreciation ..........      (3,649,672)      (3,199,672)
                                                   -----------        ---------
     Net Property, Plant and Equipment .......       3,409,555        3,641,729

Note Receivable ..............................         131,523          116,982
Other Assets .................................         175,421          174,013
                                                   -----------        ---------
Total Assets .................................     $ 8,970,346        8,379,368
                                                   ===========        =========

         (See Accompanying Notes to Consolidated Financial Statements)

                          Environment One Corporation
                          Consolidated Balance Sheets
                    September 30, 1995 and December 31, 1994
                                  (Continued)

                                                     9/30/95           12/31/94
                                                   -----------        ---------
    Liabilities and Shareholders' Equity
----------------------------------------------
Current Liabilities
     Current Installment - Long Term Debt ....     $   338,322          367,735
     Notes Payable - Bank ....................         750,000        1,000,000
     Accounts Payable ........................       1,343,134        1,179,368
     Accrued Expenses ........................         499,035          225,618
     Taxes Other than on Income ..............           1,731           40,483
     Interest Payable ........................          26,802           26,641
                                                   -----------        ---------
          Total Current Liabilities ..........       2,959,024        2,839,845

Minority Interest ............................          64,017           35,816
Long Term Debt ...............................       1,769,155        2,022,925
                                                   -----------        ---------
      Total Liabilities ......................       4,792,196        4,898,586
                                                   -----------        ---------
Shareholders' Equity
     Common Stock at Par Value ...............         411,401          411,401
     Additional Paid in Capital ..............       7,284,575        7,268,461
     Accumulated Deficit .....................      (3,499,860)      (4,152,228)
                                                   -----------        ---------
                                                     4,196,116        3,527,634
     Less: Treasury Stock at Cost ............         (17,966)         (46,852)
                                                   -----------        ---------
       Total Shareholders' Equity ............       4,178,150        3,480,782
                                                   -----------        ---------

Total Liabilities and Shareholders' Equity ...     $ 8,970,346        8,379,368
                                                   ===========        =========

         (See Accompanying Notes to Consolidated Financial Statements)

                          Environment One Corporation
                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 1995 and 1994

                                                 Nine Months Ended September 30,
                                                     1995                1994
                                                 ------------         ---------
Revenue and Other Income ...................     $ 12,963,253         9,116,483
                                                 ------------         ---------

Costs and Expenses

          Cost of Sales and Contracts ......        8,641,059         6,872,783

          Selling and Marketing ............        1,489,451         1,338,208

          General and Administrative .......        1,525,427         1,327,841

          Interest Expense .................          257,673           195,701

          Other Expense (Income) ...........           (6,355)         (213,132)
                                                 ------------         ---------

Total Expenses, Net ........................       11,907,255         9,521,401
                                                 ------------         ---------


Net Earnings (Loss) Before Taxes ...........        1,055,998          (404,918)

Income Tax Expense (Benefit) ...............          403,633          (106,520)
                                                 ------------         ---------


Net Earnings (Loss) ........................     $    652,365          (298,398)
                                                 ============         =========

Net Earnings (Loss) per Common Share .......     $       0.16             (0.07)
                                                 ============         =========

         (See Accompanying Notes to Consolidated Financial Statements)

                          Environment One Corporation
                     Consolidated Statements of Operations
             For the Three Months Ended September 30, 1995 and 1994

                                                Three Months Ended September 30,
                                                        1995             1994
                                                     ----------       ---------
Revenue and Other Income ......................      $4,576,170       3,004,920
                                                     ----------       ---------

Costs and Expenses

          Cost of Sales and Contracts .........       2,919,108       2,252,448

          Selling and Marketing ...............         515,859         406,404

          General and Administrative ..........         565,140         403,553

          Interest Expense ....................          82,164          73,781
                                                     ----------       ---------

Total Expenses, Net ...........................       4,082,271       3,136,186
                                                     ----------       ---------


Net Earnings (Loss) Before Taxes ..............         493,899        (131,266)

Income Tax Expense (Benefit) ..................         187,400         (15,000)
                                                     ----------       ---------


Net Earnings (Loss) ...........................      $  306,499        (116,266)
                                                     ==========       =========

Net Earnings (Loss) per Common Share ..........      $     0.07           (0.03)
                                                     ==========       =========

         (See Accompanying Notes to Consolidated Financial Statements)

                          Environment One Corporation
                     Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30,1995 and 1994

                                                     Nine Months Ended September 30,
                                                           1995          1994
                                                        ---------     ---------
Cash Flows-Operating Activities:

Net Earnings (Loss) ................................    $ 652,365      (298,398)

Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:

Depreciation and Amortization ......................      450,000       304,407
Non-cash Compensation Expense ......................       45,000             0
Decrease (Increase) - Accounts Receivable, Net .....     (931,355)      278,285
Decrease (Increase) - Inventories ..................     (130,092)       71,929
Decrease (Increase) - Uncompleted Contracts ........            0         5,433
Decrease (Increase) - Income Tax  Receivable .......      178,027      (107,000)
Decrease (Increase) - Prepaid Expenses .............      (66,617)      (41,224)
Decrease (Increase) - Other Assets .................      (15,946)            0
Increase (Decrease) - Accounts Payable .............      163,766      (175,613)
Increase (Decrease) - Accrued Expenses and
                        other Liabilities ..........      234,826         3,900
Increase (Decrease) - Minority Interest ............       28,201        (3,801)
                                                        ---------     ---------

Net Cash Provided by Operating Activities ..........      608,175        37,918
                                                        ---------     ---------

Cash Flows Used in Investing Activities:
Capital Expenditures ...............................     (217,826)     (724,299)
                                                        ---------     ---------

Cash Flows From Financing Activities:
Increase (Decrease) - Notes Payable to Banks .......     (250,000)      225,000
Increase (Decrease) - Long Term Debt ...............     (283,183)      402,098
Proceeds From Sale of Common Stock .................            0         3,375
                                                        ---------     ---------

Net Cash Provided (Used) by Financing Activities ...     (533,183)      630,473
                                                        ---------     ---------

Net (Decrease) in Cash .............................     (142,834)      (55,908)

Cash at Beginning of Period ........................      223,701       100,180
                                                        ---------     ---------

Cash at End of Period ..............................    $  80,867        44,272
                                                        =========     =========

         (See Accompanying Notes to Consolidated Financial Statements)

                          Environment One Corporation
                   Notes to Consolidated Financial Statements
        For the Three and Nine Months Ended September 30, 1995 and 1994

                                  (Unaudited)



         1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are only of a normal recurring nature, necessary to fairly present Environment One Corporation's financial position as of September 30, 1995 and December 31, 1994 as well as the results of operations for the three and nine months ended September 30, 1995 and 1994. Operating results for any quarter are not necessarily indicative of results for any future periods.

         2. Net earnings (loss) per share computations are based on the weighted average number of shares of Common Stock outstanding during the periods. (September 30, 1995; 4,096,743 shares, September 30, 1994; 4,081,429 shares).

         3. In the second quarter of 1994 the Company entered into an asset purchase agreement with General Testing Corporation, a Rochester, New York laboratory that provides environmental testing services, for the purchase by General Testing Corporation of certain assets owned by Environment One Corporation used in its Measurement Services Laboratory business. The selling price was $271,458 comprised of $130,000 paid in cash and Environment One Corporation financing the remaining amount of $141,458 at 7.25% annual interest. Interest payments only will be made for the first two years with monthly principal and interest payments beginning 5/1/96 and ending 4/1/2001. A non-compete agreement for a period of five years was initiated at the time of the sale with consideration in the amount of $20,000 paid to Environment One Corporation by General Testing Corporation. The pre-tax impact of the sale was a gain of $213,132 and is recorded as other income at September 30, 1994.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Results of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Conmpany's Annual Report on Form 10-KSB for the year ended December 31, 1994.


                 Nine Months Ended September 30, 1995 and 1994
                   (all figures rounded to the nearest 000's)


Revenue for the period increased $3,847,000, or 42% over the same period last year. Sewer Systems revenue increased $4,093,000 while Detection Systems revenue decreased $168,000 when compared to the same period last year. In addition, revenue not realized as a result of the sale of the Measurement Services business in quarter two of 1994 was $75,000. As part of the Detection Systems business revenue decrease, Incipient Fire Detector sales fell $223,000 while sales of Generator Condition Monitors increased $55,000. The decrease in Incipient Fire Detector sales is attributable to a large, international shipment in the first half of 1994 which boosted sales for that period.

Management is of the opinion that the revenue increase in the Sewer Systems business is attributable to three factors. The first factor is the roll out of the new GP2000 Grinder Pump in October, 1994 resulting in $3.5 million in orders shortly after the roll out. The second factor is the increased bidding activity for the small municipal and community sewer projects. Lastly, a strong sales and marketing team has provided the catalyst to winning key bids on large projects.

Cost of Sales increased $1,768,000 when compared to the same period last year. Expressed in percent of sales, cost of sales declined from 75.4% in the first nine months of 1994 to 66.7% in the nine months ended September 30, 1995. Incremental cost of sales as a percent of incremental sales was 46%. The lower incremental percent when compared to total percent is attributable to the Company being past break-even sales levels whereby fixed indirect costs and corporate allocations have been fully absorbed. As a result, gross margins reflect a nine point gain over the same period last year. In percent of sales, direct material costs remained flat while direct labor costs decreased compared to the same period last year.

Selling and Marketing costs increased $151,000 compared to last year. Sewer Systems marketing costs increased $272,000 while Detection Systems marketing costs decreased $69,000 (excluding the effect of the sale of the Measurement Services business). Planned expenditures in advertising, promotion and sales literature resulting from the roll out of the GP2000, increased expenses for the district offices (which included the opening of a new Florida district office) and miscellaneous other expenses accounted for the increased Sewer Systems non-labor marketing costs. Sewer Systems marketing labor costs increased over the same period last year due to the addition of the Florida district manager and internal sales commissions. The Detection Systems decrease resulted from delayed advertising and sales literature expenditures, reduced travel and living and internal sales commission expenditures.

The Company announced in the second quarter that it has received an agreement from the General Electric Company for the purchase of Hydrogen Control Cabinets to be manufactured by Environment One. Shipments will commence in the fourth quarter of 1995. In preparation, Environment One will incur selling and marketing along with research and development expenses in advance of revenue. In the first nine months of 1995, the Company incurred $31,000 of selling and marketing expenses related to this project. The Hydrogen Control Cabinet will be included with the Detection Systems business.

General and Administrative costs, including research and development, increased $198,000 over the same period last year. Research and development costs decreased $34,000 while other general and administrative costs increased $232,000.

Research and development labor costs decreased $19,000 while non-labor costs decreased $15,000. Reductions in Sewer Systems research and development costs were due to the expenses related to the development of the GP2000 Grinder Pump expensed in 1994. Partially offsetting that reduction was an increase in Detection Systems research and development costs due to the development of the Hydrogen Control Cabinet. The research and development expenses related to the Hydrogen Control Cabinet were $93,000 for the nine months ended September 30, 1995.

The primary reasons for the other general and administrative cost increase of $232,000 were the expenses related to profit sharing and management bonuses of $173,000, increases in consultant expenses of $9,000, increases in travel and living of $7,000, additional expenses of $18,000 for Environment One Japan and $45,000 related to the expense associated with the a stock grant of 15,000 shares to Stephen Ardia, the new chairman of Environment One. Offsetting these increases was a reduction in salaries of $20,000 due to a decrease in staff.

Interest expense increased $62,000 over the first nine months of 1994. For the first nine months of 1995, average monthly debt was $80,000 greater than the same period in 1994. The increased debt level coupled with the increase in the company's borrowing rate which fluctuates with prime rate changes resulted in the increase in interest expense for the period.

Other income decreased $207,000 over last year as a result of the sale of the Measurements Services business to General Testing Corporation in the second quarter or 1994.

                 Three Months Ended September 30, 1995 and 1994
                   (all figures rounded to the nearest 000's)


Revenue for the period increased $1,571,000, or 52% over the same period last year. Sewer Systems revenue increased $1,486,000 while Detection Systems revenue increased $99,000. As part of the Detection Systems revenue increase, Incipient Fire Detector revenue and Generator Condition Monitor revenue increased $83,000 and $16,000 respectively.

Management is of the opinion that the revenue increase in the Sewer Systems business is attributable to three factors. The first factor is the roll out of the new GP2000 Grinder Pump in October, 1994 resulting in $3.5 million in orders shortly after the roll out. The second factor is the increased bidding activity for the small municipal and community sewer projects. Lastly, a strong sales and marketing team has provided the catalyst to winning key bids on large projects. Quotation and bidding activity are at the highest historical levels as increasing numbers of communities consider installing low pressure central sewers using Environment One Grinder Pumps.

Cost of sales increased $667,000 when compared to a year ago. In percentage terms, cost of sales dropped from 74.9% of sales in quarter three of 1994 to 63.8% of sales in quarter three of 1995. Incremental cost of sales as a percent of incremental sales was 42.4%. The lower incremental percent when compared to total percent is attributable to the Company being past break-even sales levels whereby fixed indirect costs and corporate allocations have been fully absorbed. As a result, gross margins reflect an eleven point gain over the same period last year. Direct material and direct labor expressed as a percent of sales were flat over the two periods.

Selling and Marketing costs increased $109,000 when compared to last year. Sewer Systems marketing costs increased $137,000 while Detection Systems marketing costs decreased $28,000 versus the same period last year. Planned expenditures in advertising, promotion and sales literature resulting from the roll out of the GP2000, increased expenses for the district offices (which included the opening of a new Florida district office) and increased consultant expenses related to marketing projects accounted for the increased Sewer Systems non-labor marketing costs. Sewer Systems marketing labor costs increased over the same period last year due to the addition of the Florida district manager and internal sales commissions. The Detection Systems decrease resulted from delayed advertising and sales literature expenditures, reduced travel and living and internal sales commission expenditures.

The Company announced in the second quarter that it has received an agreement from the General Electric Company for the purchase of Hydrogen Control Cabinets to be manufactured by Environment One. Shipments will commence in the fourth quarter of 1995. In preparation, Environment One will incur selling and marketing along with research and development expenses in advance of revenue. During the third quarter of 1995, the Company incurred $22,000 of selling and marketing expenses related to this project. The Hydrogen Control Cabinet will be included with the Detection Systems business.

General and Administrative costs, including research and development, increased $162,000 when compared to last year. Research and development increased $39,000 while other general and administrative costs increased $123,000.

Research and development labor costs decreased $2,000 while non-labor costs increased $41,000. The main driver of the non-labor cost increase was due to expenditures related to the new Hydrogen Control Cabinet. A decrease in research and development labor costs in the Sewer Systems business was offset by expenditures incurred in the development of the Hydrogen Control Cabinet. The total research and development expenses related to the Hydrogen Control Cabinet was $74,000 for the third quarter of 1995.

The primary reasons for the other general and administrative cost increase of $123,000 were the expenses related to profit sharing and management bonuses of $81,000, increases in travel and living expenses of $5,000 and additional expenses of $23,000 for Environment One Japan. Other general and administrative labor costs increased $12,000.

Interest expense increased $8,000 over the same period last year. This is attributable to an increase in the Company's borrowing rate resulting from increases in the prime lending rate during 1994.


                        Financial Position and Liquidity
                   (all figures rounded to the nearest 000's)


Cash needs for the first nine months of 1995 ended 9/30/95 were met by an opening cash balance of $224,000 and cash provided from operations of $608,000. As a result of the available cash, the Company was able to reduce the balance on the operating line of credit by $250,000. Capital expenditures for the period were $218,000 along with a net reduction in long term debt of $283,000. During the same period last year, the Company had to borrow $225,000 from the line of credit and increased net long term borrowing by $402,000 on the building and equipment loan to support operations and capital expenditure needs.

Continued strong control over inventory, operating expenses and capital expenditures along with forecasted cash receipts and line of credit availability will enable the Company to meet its day-to-day working capital requirements in the near term.

                          Environment One Corporation
                                  FORM 10-QSB

                          Part II - Other Information


     Not Applicable








                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENVIRONMENT ONE CORPORATION


Date: November 2, 1995                              By: /s/ Stephen Ardia
                                                       -------------------------
                                                       Stephen Ardia
                                                       Chairman of the Board,
                                                       Director


Date: November 2, 1995                              By: /s/ Angelo Dounoucos
                                                       -------------------------
                                                       Angelo Dounoucos
                                                       President, Director and
                                                       Chief Executive Officer


Date: November 2, 1995                              By: /s/ Philip W. Welsh
                                                       -------------------------
                                                       Philip W. Welsh
                                                       Director of Finance
                                                       Treasurer