Form 10KSB
period 1995-12-31
ENVIRONMENT ONE CORP
filed 1996-03-28
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                   For the fiscal year ended December 31, 1995

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


                          Commission file number 1-7037

                           ENVIRONMENT ONE CORPORATION
                 (Name of small business issuer in its charter)

         NEW YORK                                        14-1505298
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

2773 Balltown Road, Schenectady, New York               12309-1090
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (518) 346-6161

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:
                               Title of each class
                           Common Stock $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes      [ X ]    No       [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenue for the year ended December 31, 1995:        $17,340,432

The  aggregate  market value of the voting stock held by  non-affiliates  of the
registrant as of January 30, 1996:                   $14,279,394

The number of shares of Common Stock,  par value $.10  outstanding as of January
30, 1996:                                              4,113,709

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders (to be filed no later than April 30, 1996) are incorporated by reference in response to Items 10 and 11 of Part III of this report.

                           Environment One Corporation
                                   Form 10-KSB
                                     Part I

Item 1.  Business

The Environment One Corporation (EONE) is an environment-oriented product and service company which started operations in January 1969. The Company operates in two business segments: (A) Sewer Systems Business and (B) Detection Systems Business. In January, 1996, the Company sold its Cirrus Incipient Fire Detector product line to PROTEC Fire Detection, plc of Nelson, Lancashire, England. In the second quarter of 1994 the assets of the Measurements Services Business, formerly a component of the Detection Systems Business, were sold to the General Testing Corporation of Rochester, NY. Information regarding the sale of both businesses is set forth below in Item 6. Information regarding the percentages of total sales attributable to the two business segments for the past two fiscal years is set forth below in Item 6.

                                  Sewer Systems

Today's low pressure, contour following collection system was pioneered by EONE. It has proven to be an economical and effective method of sewering otherwise difficult land developments including: waterfront, hilly terrain, very flat lands and areas with high water tables. As more and more communities are looking for cost effective solutions to waste water collection problems, Environment One Corporation's pressure sewer systems (known as "EONE Sewers"), are increasingly used in mainstream municipal and developer applications.

Grinder pumps developed by the Company make the pressure sewer system feasible. These units accept waste water from point sources, grind it into a fine slurry, and pressurize it to permit transport through small diameter pipes. This small diameter pressurized pipe can follow the contour of the terrain, resulting in reduced costs of installation compared to conventional gravity lines. Several models of the grinder pump are manufactured with and without storage tanks. More than 75,000 units have been manufactured at the Company's plant.

The manufacture of the grinder pump involves use of independent suppliers for several of the components. Fabrication, assembly and testing of the assembled units are completed at the Company's plant.

The principal markets served by the pressure sewer systems are city and county sewer districts, builders, land developers and individual homeowners. Products are sold to these markets from regional sales offices across the United States and through a network of more than 30 representatives throughout the United States, Canada, Europe and Japan. There are other pump manufacturers offering grinder pumps for these markets. All but one offers a centrifugal type of pump. Environment One's positive displacement pump and tank are unique, offering several distinct advantages over the centrifugal pump. The Company is well known in the marketplace.

During 1994, the Company introduced two new products. A new grinder pump station (GP2000) is a redesign of the model GP200 and is establishing new standards for the industry. A second product, the After Market Grinder Pump (AMGP), is the industry's first drop-in upgrade unit. The AMGP is engineered to fit into virtually any other competitor designed grinder pump tank.

                                Detection Systems

The Company's Detection Systems' products include: (1) Generator Condition Monitor; (2) Cirrus Incipient Fire Detector and (3) Hydrogen Control Cabinet. These detection instruments are based on the Company's expertise in the detection of sub-microscopic particles and gas monitoring.

Generator Condition Monitor (GCM)

The GCM is designed to provide early warning of certain thermal failure conditions which could lead to shutdown of hydrogen cooled electric power generators. The monitor also facilitates preventative maintenance of such equipment. The principal market served is electric utility companies, both domestic and international. Customers are served by direct sales from the Company's marketing function or by manufacturers' representatives in certain parts of the world. There are only two other manufacturers of this equipment worldwide and the Company is believed to be the leader in this market.

As a companion to the GCM, the Company also manufactures and sells an instrument for air-cooled electric generators (GCM-A). This extends the marketing of condition monitors to include hydroelectric and gas turbine driven generating stations.

As an ancillary product to the GCM, the Company sells tagging compounds under the name GEN-TAGS that are applied to critical areas of large electric power generator units. The tagging compounds will assist utilities to quickly locate "hot spots" developing in generators causing the GCM to alarm at which time a sample of the overheated tagging compound (pyrolysate) is collected. Analysis of the sample determines the location of the "hot spot" area. Depending on the area of overheating, a different "fingerprint" or "chemical signature" will identify each area for location of potential trouble.

Cirrus Incipient Fire Detector (IFD)

The Cirrus IFD provides unique capabilities which allow for area fire detection often not attainable by any other means, such as operational stability in adverse ambient conditions, an air-sampling system which allows for small, low maintenance, electrically inert sample heads which can be located and used in a wide variety of physical arrangements and high and adjustable sensitivity to a wide variety of fire conditions resulting in a low false alarm rate.

The Company's Cirrus IFD represents the new generation of early warning fire detectors. The product utilizes a basic detection mechanism developed by the Company. The Company is believed to be the leading manufacturer of this type of fire detection equipment. The Cirrus IFD employs a miniaturized cloud chamber providing extremely rapid detection of the invisible particles created by overheating and combustion. Cloud chamber technology is considered to be the most sensitive fire detection method due to its capability of detecting sub-micron particles produced during the earliest stage of a fire.

The micro-controller based Cirrus IFD is fully supervised and virtually immune to false alarms caused by high air velocity, dust, humidity, and temperature variation. An advanced air-sampling system continuously delivers samples back to the Cirrus IFD detector for analysis.

The Cirrus IFD is sold by direct sales from the Company's marketing function and through an independent network of distributors in the United States, Canada and a few countries overseas. There are several manufacturers who offer similar early warning fire detection equipment using different principles to the same market.

Hydrogen Control Cabinet (HCC)

In 1995, the HCC was added to the detection systems product offerings. The HCC continuously analyzes the purity of hydrogen and controls the rate of scavenging in hydrogen cooled turbine generators. It is vital to maintain the purity of the hydrogen because it directly affects both efficiency and safety. To maintain a hydrogen purity of approximately 98% in the generator casing, a small quantity of hydrogen gas is continuously scavenged from the generator's end seals and discharged to the atmosphere.

The HCC is designed and manufactured to satisfy the requirements of the General Electric Company's Industrial and Power Systems group, located in Schenectady, NY. The HCC will be used by both domestic and international electric utility companies.

The major components of the HCC are two completely independent, interactive hydrogen sensors and associated electronics which were designed by Environment One. The micro-controller based system and explosion proof design represents a new generation of hydrogen purity analyzer.

The HCC is sold direct by the Detection Systems marketing function and has the potential for sale to the same customer base as the GCM.

                         Financial Data - 2 Year Summary

Industry segment information is included in Note 9 to the Company's consolidated financial statements included in Item 7.

                                Net Sales Backlog

The backlog of unshipped orders by industry segment is shown below. Generally, all orders in the backlog at year-end are shipped during the following year. The backlog has been calculated by EONE's normal practice of including only orders that are to be delivered within twelve months. While these orders are firm, they could be subject to change or cancellation in the future. In the past, the effect of changes and cancellations had been minimal.

Net Sales Backlog as of December 31, 1995:

                                           1995              1994
                                           ----              ----
         Sewer Systems                $3,385,871          1,516,188
         Detection Systems               249,925            203,297
                                      ----------          ---------
                                      $3,635,796          1,719,485
                                      ==========          =========

                                Sources of Supply

Principal components used in the manufacture of the Company's grinder pump include a motor, high density polyethylene parts, cast iron parts, fabricated stainless steel and solid state controls. For the Cirrus IFD, principal components include printed circuit boards, fabricated sheet metal, a vacuum pump, electric motors, miscellaneous electronics and formed plastics. The principal components of the GCM and HCC include fabricated aluminum, sheet metal and stainless steel, assembled miscellaneous electronics, printed circuit boards and mechanical gauges.

The Company does not believe that it is dependent on any one supplier or subcontractor to the extent that termination of the supplier or subcontractor would have a material adverse effect on the Company's business.

                                     Patents

Since inception, the Company has been issued numerous U.S. and foreign patents and it has filed numerous patent applications relating to product features. The Company believes that patent protection is important and materially strengthens its competitive position with respect to all the specific products that it now markets. The Company, however, does not depend on any single patent or group of patents.

                            Research and Development

All research and development costs including license development costs are charged directly to operations as incurred. Research and development costs were approximately $266,000 and $328,000 in 1995 and 1994, respectively.

                                  Environmental

Compliance by the Company with federal, state and local environmental protection laws during 1995 and 1994 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

                                    Employees

At December 31, 1995, the Company had 104 full-time employees.

                               Principal Customers

The Company had sales equaling 14% and 15% of total company revenues to one customer in 1995 and 1994, respectively.

                       Foreign Operations and Export Sales

The Company has entered into foreign markets and license agreements with respect to certain products. In December 1990, Environment One Corporation Japan Co. Ltd. was founded in Tokyo, Japan as a 70% owned subsidiary of the Company. The purpose of this corporation is to promote the adaptation and sales of low pressure sewer systems in Japan.

Export sales of low pressure sewer systems were approximately 3.7% and 5.7% of total Company sales in 1995 and 1994, respectively. Export sales of detection instruments were approximately 7.2% and 8.4% of total Company sales in 1995 and 1994, respectively.

Item 2.   Property

The Company's headquarters in Schenectady, New York is located in a modern, concrete and steel frame, electrically and gas heated and air conditioned building on approximately 35 acres of wooded land owned in fee. This facility is subject to a mortgage as described in Note 2 to the Company's consolidated financial statements included in Item 7. All segments of the business are operated from the Company's headquarters. Additional manufacturing and office space were leased during 1994 at Hillside Commerce Park in Schenectady, New York to support expanded product service and warehousing requirements.

Management believes that the Company's facilities are well maintained, in good operating condition, adequately covered by insurance and are well adapted to its present needs.

Item 3.  Legal Proceedings

The Company is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                           Environment One Corporation
                                   Form 10-KSB
                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                           Price Range of Common Stock

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the trading symbol EONE. The following table sets forth the high and low sales prices of the common stock for the calendar quarters indicated, as reported by the NASDAQ:

                                            High                       Low
                                            ----                       ---
                     1995
                     ----
                  Quarter 1                 3 1/4                      2 1/4
                  Quarter 2                 4 1/4                      2 3/8
                  Quarter 3                 4 7/8                      3 7/8
                  Quarter 4                 5 1/2                      4 5/8

                     1994
                     ----
                  Quarter 1                 3 1/4                      2 3/8
                  Quarter 2                 2 1/2                      2
                  Quarter 3                 2 5/8                      2
                  Quarter 4                 2 1/2                      1 7/8


                     Approximate Number of Security Holders

      Title of Class:                 Approximate Number of Holders at 12/31/95:
      ---------------                 ------------------------------------------
Common Stock $.10 par value                              2283 (1)

(1) Includes shareholders of record in "nominee" or "street" name held by brokers and others.

                                    Dividends

The Company paid no dividends on its common stock during 1995 and 1994. The Company's policy with regard to payment of dividends is evaluated annually with consideration given to future growth and operating fund requirements. Currently, Company policy is not to pay dividends.

Item 6.  Management's Discussion and Analysis and Results of Operations

Cash provided from operations, as shown by the statement of cash flows (Item 7), for 1995 was $987,749. This represented an increase of $742,847 when compared to 1994. The major component of the operating cash flow increase from 1994 was the net income in 1995. Other significant changes in operating cash flow were recognized in receivables and inventory, both showing increases in asset balances from 1994 year-end levels due to the higher levels of shipments and backlog in the fourth quarter of 1995 versus 1994. Investment in capital expenditures for 1995 amounted to $482,000 and represented a decrease of $542,455 over 1994. The reduction in capital expenditures was a result of significant expenditures in 1994 for tooling and equipment required to produce the new grinder pump station (GP2000) and the AMGP. The major components of capital expenditures in 1995 related to the installation of a new roof and heating, ventilation and air-conditioning equipment at the Company's headquarters.

In January, 1996, the Company concluded an agreement with PROTEC Fire Detection, plc of Nelson, Lancashire, England for the sale of its Cirrus IFD product line. In a two-stage transaction with an approximate value of $750,000, the Company transferred all Cirrus IFD assets and operations to PROTEC and simultaneously entered into a product technology development contract to be concluded during 1996.

In the second quarter of 1994, the Company entered into an asset purchase agreement with the General Testing Corporation, a Rochester, New York based laboratory, for the purchase of certain assets owned by EONE used in its Measurements Services Business. The selling price was $271,458 comprised of $130,000 paid in cash and EONE financing the remaining amount of $141,458 over five years at an annual interest rate of 7.25%. In 1995, the Company agreed to a delay of one year, from 1995 to 1996, for General Testing Corporation to begin repayment of principal. A non-compete agreement for a period of five years was entered into at the time of the sale with consideration in the amount of $20,000 paid to EONE by General Testing Corporation. The pre-tax impact of the sale net of certain expenses was $214,590 and is recorded as miscellaneous income in the statement of operations for the year ended December 31, 1994.

The following table shows selected balance sheet information for 1995 and 1994 expressed in thousands of dollars:

                                                1995               1994
                                              ---------         -------
           Current Assets                      $ 4,896             4,447
           Current Liabilities                   2,465             2,840
           Working Capital                       2,431             1,607
           Total Assets                          8,722             8,379
           Long-Term Debt                        1,839             2,023
           Shareholders' Equity                  4,348             3,481

                                     Summary

The following table shows a summary of operating results for the years 1995 and 1994 expressed as a percentage of sales:

                                                         1995              1994
                                                        ------            ------
                  Net Sales
                     Sewer Systems                       87.7              81.9
                     Detection Systems                   12.3              18.1
                           Total Sales                  100.0             100.0

                  Cost of Sales                          66.7              76.2
                  Gross Margin                           33.3              23.8
                  Selling, Marketing and G&A             24.0              30.5

                  Income (Loss) from Operations           9.3              (6.7)
                  Other Income (Expenses)                (1.7)              (.1)

                  Income (Loss) Before Income Taxes       7.6              (6.8)
                  Income Tax (Expense) Benefit            2.9              (2.0)

                  Net Income (Loss)                       4.7              (4.8)

Notes:   Amounts referred to below are set forth in Item 7.
         Gross changes between years include all businesses.
         Detailed revenue and cost analyses omit the effect of the sale of the Measurement Services Business.


                 Twelve Months Ended December 31, 1995 and 1994

Revenues for the period increased by $4,976,000 or 40.2% when compared to 1994. Sewer Systems sales increased by $5,083,000 while Detection Systems sales decreased $36,000. The increase in sales in Sewer Systems is attributable to three main factors. The first factor is the roll out of the new GP2000 Grinder Pump in October, 1994 resulting in $3.5 million in orders shortly after the roll out. The second factor is the increased bidding activity for the small municipal and community sewer projects. Lastly, a strong sales and marketing team has provided the catalyst to winning key bids on large projects.

As part of the Detection Systems revenue decrease, sales of the Cirrus IFD fell $249,000. This decrease is attributable to a large, international shipment in the first half of 1994 which boosted sales for that period. With that sale factored out, the market for the IFD remained flat during 1995. Sales of the GCM increased slightly in 1995 from 1994 with sales increasing $76,000 as the market for the GCM remained sluggish throughout 1995. In the fourth quarter of 1995, the Company shipped the first units of the new HCC to the General Electric Company's Industrial and Power Systems group resulting in $137,000 in new sales.

Costs of Sales increased by $2,148,000 when compared to 1994. However, as a percent of sales, costs of sales decreased by 9.5% to 66.7%. Direct material and direct labor costs expressed as a percent of sales fell by approximately .5%. Indirect manufacturing costs decreased $98,000 due to a reserve for slow moving and obsolete inventory of $224,000 recorded in 1994. The majority of the reserve related to writing down GP200 and IFD II inventory as a result of the introduction of the GP2000 and the Cirrus IFD products. Offsetting this decrease were increases in incoming freight of $70,000, consumable tooling of $12,000 and miscellaneous expenses of $13,000.

Incremental cost of sales as a percent of incremental sales was 43.2% The lower incremental percent when compared to total percent is attributable to the Company being past break-even sales levels whereby fixed indirect costs and corporate allocations have been fully absorbed. As a result, gross margins reflect a nine point gain over the same period last year.

Selling and Marketing costs increased $205,000 when compared to 1994. Sewer Systems costs in this category increased $390,000 while costs in Detection Systems decreased $133,000. Planned expenditures in advertising, promotion and sales literature resulting from the roll out of the GP2000, increased expenses for the district offices (which included the opening of Florida and Minnesota district offices), increases in miscellaneous other expenses along with increased salaries and salespersons' commissions (as a result of the sales increase) accounted for the increase in Sewer Systems selling and marketing costs. The Detection Systems decrease resulted from reductions in advertising and sales literature expenditures as well as reduced travel and living and internal salespersons' commission expenditures.

General and Administrative costs, including research and development (R&D) expenses, increased $183,000 over 1994. Excluding R&D, general and administrative costs rose $245,000 while R&D costs decreased $62,000. Significant contributors to the increase in general and administrative expenses were $236,000 for bonuses and profit sharing, $47,000 for legal fees, $66,000 for directors' fees (which included a $45,000 expense associated with a stock grant of 15,000 shares for Mr. Ardia), and $20,000 for investor relations. Offsetting these increases were reductions of $23,000 for consultants, $46,000 for sales taxes, $15,000 for outside storage rental, and $14,000 for accounting fees.

Research and development labor costs decreased $21,000 while non-labor costs decreased $41,000. R&D costs in Sewer Systems decreased $143,000 while costs in Detection Systems increased $81,000. The reduction in Sewer Systems costs is attributable to non-recurring expenses in 1994 pertaining to the development of the GP2000 Grinder Pump. The increase in Detection Systems costs is a result of expenditures related to the development of the HCC of $101,000 offset by reductions in Cirrus IFD R&D expenses.

Interest expense increased to $328,000 in 1995 when compared to $274,000 in 1994. The Company borrowed $154,000 on the building and equipment loan in 1995 while paying back $338,000 in principal payments. Borrowing on the line of credit decreased by $450,000 at year-end. As a result of non-compliance with certain loan covenants at the end of 1994, the Company's borrowing rate over bank prime rate was increased in the first half of 1995. This increased borrowing rate along with a higher bank prime rate account for the increased interest expense. However, the Company complied with revised covenants for 1995 thereby reducing the rate in the second half of the year.

Income taxes during 1995 were $507,134, for an effective tax rate of 38.2%, compared to a tax benefit during 1994 of $250,152, for an effective tax benefit rate of 29.7%. Although 1994 resulted in a tax benefit due to the Company's loss before income taxes of $843,055, the effective tax rates differ due to the inability to carryback the state tax benefit and utilize available research and experimentation credits.

Liquidity
With sources of cash from operations, bank loan financing and the operating line of credit, the Company was able to meet its working capital needs and capital expenditure requirements in 1995. The Company's line of credit remains at $2.5 million, of which the Company had borrowed $550,000 as of December 31, 1995. At December 31, 1994, the Company was not in compliance with certain covenants of the line of credit and building and equipment loan, specifically, total working capital, debt service coverage ratio and total net worth. The bank waived the Company's non-compliance with these covenants and established new covenant requirements to be met at certain interim dates in 1995. The Company met and exceeded all applicable covenants throughout 1995. In addition, the revised terms of the bank loan provided for a reduction in rate over bank prime if the covenants were met, thereby reducing the cost of borrowing in the second half of 1995. It is the opinion of management that the Company will comply with all loan covenants in 1996.

Management believes that the Company will be able to meet its cash requirements in 1996 as a result of cash generated from operations and amounts available under the line of credit and building and equipment loan.

Effects of Inflation and Changing Prices
The impact of general inflation on the Company's operations has not been significant to date and the Company believes inflation will continue to have an insignificant impact. In response to the limited effect of inflation and changing prices on the Company's manufacturing and operating costs, the Company has historically used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact on its operations.

New Accounting Standards
In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of", which is effective for the Company in 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain intangibles related to those assets. Management of the Company does not believe that the implementation of this new accounting standard will have a material effect on the Company's consolidated financial statements.

In October, 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for employee stock options or similar equity instruments. Under SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value based approach set forth in APB Opinion No. 25 or (ii) the fair value based method introduced in SFAS No. 123. Entities electing to remain with the accounting in APB Opinion 25 must make proforma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Management has not yet determined which method the Company will use to measure stock-based compensation.

Item 7.  Financial Statements

Index to Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheet as of December 31, 1995

         Consolidated Statements of Operations for the Years Ended December 31, 1995 and 1994

         Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 1995 and 1994

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995 and 1994

         Notes to Consolidated Financial Statements

                          Independent Auditors' Report




The Shareholders and Board of Directors
Environment One Corporation:

We have audited the consolidated financial statements of Environment One Corporation and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environment One Corporation and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




Albany, New York
February 23, 1996

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet

                                December 31, 1995

                              Assets
                              ------
Current assets:
     Cash .....................................................       $   91,115
     Receivables:
         Trade (note 2) .......................................        2,718,141
         Federal and state income tax refunds .................            1,145
         Other ................................................           28,435
                                                                      ----------
                                                                       2,747,721
         Less allowance for doubtful accounts .................           31,926
                                                                      ----------
              Net receivables .................................        2,715,795

     Current portion of note receivable (note 5) ..............           16,041

     Inventories (note 2):
         Finished products ....................................          259,869
         Work in process ......................................          387,165
         Raw materials and supplies ...........................        1,202,527
                                                                      ----------
              Total inventories ...............................        1,849,561

     Prepaid expenses and other current assets ................          223,018
                                                                      ----------
              Total current assets ............................        4,895,530
                                                                      ----------

Property, plant and equipment (notes 2 and 3):
     Land and land improvements ...............................          334,491
     Building and building improvements .......................        2,271,832
     Machinery and equipment ..................................        4,563,072
     Equipment under capital leases ...........................           10,762
     Construction in progress .................................          109,343
                                                                      ----------
                                                                       7,289,500
     Less accumulated depreciation and amortization ...........        3,752,410
                                                                      ----------
              Net property, plant and equipment ...............        3,537,090

Note receivable (note 5) ......................................          125,417
Patents and other assets, net .................................          163,878
                                                                      ----------
                                                                      $8,721,915
                                                                      ==========

                                                                     (Continued)

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Balance Sheet, Continued

                                December 31, 1995

               Liabilities and Shareholders' Equity
               ------------------------------------
Current liabilities:
     Current installments of long-term debt  (note 2) ..........    $   338,100
     Note payable - bank (note 2) ..............................        550,000
     Current installments of obligations under capital leases
         (note 3) ..............................................            145
     Accounts payable ..........................................      1,144,408
     Accrued expenses:
         Payroll ...............................................        249,199
         Taxes, other than on income ...........................          5,067
         Interest ..............................................         20,410
     Other current liabilities (note 7) ........................        157,937
                                                                    -----------
              Total current liabilities ........................      2,465,266

Long-term debt, excluding current installments (note 2) ........      1,838,594

Deferred income taxes (note 6) .................................         21,716
                                                                    -----------
              Total liabilities ................................      4,325,576
                                                                    -----------

Minority interest ..............................................         48,530
                                                                    -----------
Shareholders' equity (note 4):
     Common stock of $.10 par value per share. Authorized
          6,000,000 shares; issued 4,127,612 shares ............        412,761
     Additional paid-in capital ................................      7,295,115
     Accumulated deficit .......................................     (3,330,851)
                                                                    -----------
                                                                      4,377,025
     Less cost of common shares in treasury (11,328 shares) ....        (29,216)
                                                                    -----------
              Total shareholders' equity .......................      4,347,809
                                                                    -----------

Commitments and contingencies (notes 3 and 10)
                                                                    $ 8,721,915
                                                                    ===========

See accompanying notes to consolidated financial statements.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                     Years ended December 31, 1995 and 1994

                                                       1995             1994
                                                       ----             ----
Sales of products and contract revenues ........   $ 17,340,432      12,364,574

Cost of sales and contract services ............     11,565,534       9,417,825
                                                   ------------    ------------
         Gross margin ..........................      5,774,898       2,946,749
                                                   ------------    ------------

Operating expenses:
     Selling and marketing .....................      2,108,320       1,903,520
     General and administrative ................      2,052,664       1,869,190
                                                   ------------    ------------
         Total operating expenses ..............      4,160,984       3,772,710
                                                   ------------    ------------

         Income (loss) from operations .........      1,613,914        (825,961)
                                                   ------------    ------------

Other income (expense):
     Interest expense ..........................       (328,176)       (274,203)
     Miscellaneous income (note 5) .............         29,765         238,370
     Minority interest in loss of subsidiary ...         13,008          18,739
                                                   ------------    ------------
                                                       (285,403)        (17,094)
                                                   ------------    ------------

         Income (loss) before income taxes .....      1,328,511        (843,055)

Income tax expense (benefit) (note 6) ..........        507,134        (250,152)
                                                   ------------    ------------

         Net income (loss) .....................   $    821,377        (592,903)
                                                   ============    ============


Per share amounts:

         Net income (loss) per common share ...    $        .20            (.15)
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                                                     ENVIRONMENT ONE CORPORATION
                                                           AND SUBSIDIARY

                                           Consolidated Statements of Shareholders' Equity

                                               Years ended December 31, 1995 and 1994
                                                                                                                           Total
                                                                       Additional                                          share-
                                                         Common          paid-in       Accumulated      Treasury          holders'
                                                         stock           capital        deficit           stock            equity
                                                       ----------      ----------      ----------       ----------       ----------
Balance at December 31, 1993 ....................      $  410,801       7,265,316      (3,559,325)         (56,482)       4,060,310

Exercise of options (6,000 shares
     of common stock) ...........................             600           2,775            --               --              3,375

Issuance of 5,000 shares of common
     stock from treasury ........................            --               370            --              9,630           10,000

Net loss - 1994 .................................            --              --          (592,903)            --           (592,903)
                                                       ----------      ----------      ----------       ----------       ----------

Balance at December 31, 1994 ....................         411,401       7,268,461      (4,152,228)         (46,852)       3,480,782

Exercise of options (13,600 shares
     of common stock) ...........................           1,360          10,540            --            (11,250)             650

Issuance of 15,000 shares of common
     stock from treasury ........................            --            16,114            --             28,886           45,000

Net income - 1995 ...............................            --              --           821,377             --            821,377
                                                       ----------      ----------      ----------       ----------       ----------

Balance at December 31, 1995 ....................      $  412,761       7,295,115      (3,330,851)         (29,216)       4,347,809
                                                       ==========      ==========      ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1995 and 1994

                                                                         1995               1994
                                                                         ----               ----
Cash flows from operating activities:
    Net income (loss) ........................................        $  821,377           (592,903)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization ......................           570,412            578,003
          Gain on sale of equipment ..........................              --             (233,663)
          Minority interest in loss of subsidiary ............           (13,008)           (18,739)
          Non-cash compensation expense ......................            45,000             10,000
          Deferred income taxes ..............................            54,921            (68,226)
          Decrease (increase) in receivables .................          (426,498)            58,835
          Decrease (increase) in inventories .................          (154,823)           314,416
          Decrease in uncompleted contract work in process ...              --               28,637
          Decrease (increase) in prepaid expenses ............           (14,543)            17,922
          Increase (decrease) in accounts payable ............           (34,960)            41,096
          Increase in accrued expenses .......................            99,904             43,254
          Increase in other current liabilities ..............            39,967             66,270
                                                                      ----------         ----------
              Net cash provided by operating activities ......           987,749            244,902
                                                                      ----------         ----------

Cash flows from investing activities:
    Capital expenditures, including patents ..................          (482,000)        (1,024,455)
    Proceeds from sale of equipment ..........................              --              130,000
                                                                      ----------         ----------
              Net cash (used in) provided by
                  investing activities .......................          (482,000)          (894,455)
                                                                      ----------         ----------

Cash flows from financing activities:
    Net (decrease) increase in note payable - bank ...........          (450,000)           200,000
    Proceeds from issuance of common stock ...................               650              3,375
    Capital contribution by minority interest ................            25,722             46,395
    Proceeds from issuance of long-term debt .................           153,967            810,490
    Principal payments on long-term debt .....................          (338,100)          (210,000)
    Principal payments on capital lease obligations ..........           (29,688)           (77,186)
    Loan financing fees ......................................              (886)              --
                                                                      ----------         ----------
              Net cash (used in) provided by
                  financing activities .......................          (638,335)           773,074
                                                                      ----------         ----------

Net (decrease) increase in cash and cash equivalents .........          (132,586)           123,521

Cash at beginning of year ....................................           223,701            100,180
                                                                      ----------         ----------

Cash at end of year ..........................................        $   91,115            223,701
                                                                      ==========         ==========

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

               Consolidated Statements of Cash Flows -- Continued

                     Years ended December 31, 1995 and 1994

                                                                         1995               1994
                                                                         ----               ----
Supplemental disclosures of cash flow information:
    Cash paid (received) during the year for:
       Interest ..............................................        $  334,407            286,613
       Income taxes, net of refunds ..........................           275,378            (65,933)
                                                                      ==========         ==========

Supplemental disclosure of non-cash financing activity:
    Exchange of 2,000 shares of common stock in partial
       payment of exercise price on options ..................        $   11,250               --
                                                                      ==========         ==========

See accompanying notes to consolidated financial statements.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994


(1)    Summary of Significant Accounting Policies
       (a)  Description of Business
            Environment    One    Corporation     (the    "Company")    is    an
                environment-oriented product and service company, which started operations in January of 1969. The Company operates in two business segments: (1) low pressure sewer systems, and (2) detection systems.

            The Sewer  Systems  business  primarily  manufactures  and  services grinder pumps pioneered by the Company to make low pressure sewer systems feasible. The low pressure sewer system has proven to be an economical and effective method of sewering otherwise difficult land developments including: waterfront, hilly terrain, very flat lands and areas with high water tables. As more and more communities are looking for cost effective solutions to waste water collection problems, Environment One Corporation's solution, EONE Sewers, is increasingly used in mainstream municipal and developer applications. The principal markets served by the Company are city and county sewer districts, builders, land developers, and individual homeowners. Products are sold by direct sales from the Company's marketing function and through dealer networks across the United States, Canada, Europe, and Japan. There are other pump manufacturers offering grinder pumps for these markets. All but one of the Company's competitors offer a centrifugal type of pump.

            The Detection Systems business  manufactures the Generator Condition
                Monitor, the Cirrus Incipient Fire Detector ("IFD"), and the Hydrogen Control Cabinet. The Generator Condition Monitor is designed to provide early warning of certain thermal failure conditions, which could lead to shutdown of hydrogen cooled electric power generators. The Cirrus IFD provides unique capabilities that allow for area fire detection often not attainable by any other means, such as operational stability in adverse ambient conditions, an air sampling system that allows for small, low maintenance, electrically inert sample heads that are adjustable to different levels of sensitivity resulting in low false alarm rates. During 1995, the Hydrogen Control Cabinet was added to the Detection Systems product offerings. The Hydrogen Control Cabinet continuously analyzes the purity of hydrogen and controls the rate of scavenging in hydrogen cooled turbine generators. The Detection Systems products are sold by direct sales from the Company's marketing function and through an independent network of distributors in the United States, Canada, and a few countries overseas. There are believed to be only two other manufacturers of this type of detection systems equipment worldwide.

       (b)  Principles of Consolidation
            The consolidated   financial   statements   include  the   financial
                statements of Environment One Corporation and its majority-owned foreign subsidiary, which was incorporated in 1990. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)  Net Income (Loss) Per Common Share
            Net income (loss) per common share is based upon 4,090,065  weighted average outstanding shares in 1995 and 4,082,563 shares in 1994. Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share.

       (d)  Revenues, Costs and Inventories
            Sales and related  cost of sales are  recognized  when  products are shipped to customers. Inventories are valued at the lower of cost or market (net realizable value), costs being determined principally on the basis of standards which approximate average current production costs.

       (e)  Property, Plant and Equipment
            Property,  plant and equipment are stated at cost.  Equipment  under capital leases is stated at the present value of minimum lease payments at the inception of the lease.

            Depreciation on property,  plant and equipment is computed using the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes. Equipment under capital leases is amortized straight-line over the shorter of the lease term or estimated useful life of the asset. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment over the following estimated useful lives:

                    Land improvements                                 5-20 years
                    Building and building improvements                3-45 years
                    Machinery and equipment                           2-20 years

       (f)  Patents and Other Assets
            The costs of patents  covering  products  expected  to be viable are deferred and amortized on a straight-line basis over twenty years from the date of filing or seventeen years from the date of grant, whichever is greater. The deferred costs of specific patent applications are written off if a patent application is rejected. Loan financing fees are amortized over the term of the loan to which they relate.

       (g)  Research and Development
            All research  and   development   costs  are  charged   directly  to
                operations as incurred. Research and development costs of approximately $266,000 and $328,000 during 1995 and 1994, respectively, are included in general and administrative expense.

       (h)  Income Taxes
            Income taxes are accounted for under the asset and liability method.
                Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)  Foreign Currency Translation
            Accounts of the foreign  subsidiary  have been  translated into U.S.
                dollars substantially in accordance with Statement of Financial Accounting Standards No. 52.

       (j)  Use of Estimates
            Management  of the  Company  has  made a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)    Short-term and Long-term Debt
       The Company has available a $2,500,000 line of credit of which $1,950,000 is available at December 31, 1995. The line is secured by trade accounts receivable and inventories. The Company had $550,000 outstanding on this line of credit at December 31, 1995. The Company must pay a commitment fee of 1/4 of 1% annually on the unused portion of the line of credit. The interest rate on this short-term borrowing at December 31, 1995 was based on the bank's prime rate plus 3/4%, and was 9.25%. The line of credit, unless extended or renewed, expires on April 30, 1996.

       The Company's long-term debt consisted of the following at December 31, 1995:

Construction  note,  payable in  installments  of $28,175  monthly beginning January 1, 1995, plus interest based on the bank's prime rate plus 1% (9.5% at December 31, 1995), secured by
   real property ..................................................   $2,176,694

Less installments due within one year .............................      338,100
                                                                      ----------
        Long-term debt, excluding current installments ............   $1,838,594
                                                                      ==========

       The line of credit and construction loan agreements require compliance with certain financial loan covenants related to minimum current, debt service coverage and debt-to-worth ratios, as well as minimum working capital, net worth, and limitations on capital expenditures. At December 31, 1995, the Company was in compliance with these covenants.

       Future principal payments on long-term debt are as follows:

                           1996                      $  338,100
                           1997                         338,100
                           1998                         338,100
                           1999                         338,100
                           2000                         338,100
                           Thereafter                   486,194
                                                      ---------
                                                     $2,176,694
                                                     ==========

       The Company is not required to maintain compensating balances pursuant to the credit terms under its line of credit with the bank.

(3)    Leases
       The Company has entered into capital lease arrangements for certain machinery and equipment. The Company is also a party to noncancellable operating leases for the rental of equipment and office space. Total rent expense incurred by the Company under operating leases during 1995 and 1994 was $17,679 and $37,304, respectively.

       The present value of future minimum capital lease payments and the future minimum lease payments under noncancellable operating leases as of December 31, 1995 are as follows:

                                                  Capital            Operating
                                                  Leases              Leases
                                                  ------             ---------
1996                                              $  150               16,940
1997                                                  -                 8,832
1998                                                  -                 7,004
1999                                                  -                 3,052
                                                  ------               ------
Total future minimum lease payments                  150               35,828
                                                                       ======
Less amount representing interest                      5
                                                  ------
Present value of minimum lease payments           $  145
                                                  ======

(4)    Shareholders' Equity
       During 1995 and 1994,  13,600 and 6,000  shares of the  Company's  common stock were issued upon exercise of stock options for $11,900 and $3,375, respectively. During 1995, 15,000 shares of common stock held in treasury were issued as compensation and valued in the amount of $45,000 to the Company's Chairman. In addition, during 1994, 5,000 shares of common stock held in treasury were issued as compensation and valued in the amount of $10,000 to an outside consultant.

       The Company has reserved 190,350 shares of its common stock for the exercise of stock options. The options were granted pursuant to a plan approved by the shareholders in 1971 authorizing 100,000 shares for option grants. During 1991, the shareholders approved an amendment to the plan, authorizing 400,000 shares for option grants. The option price is equal to the fair market value of the stock at date of grant.

       The following table summarizes, by date of grant, the number of options issued and exercise price per share. Unless otherwise noted, options are exercisable 20% per year beginning one year from date of grant and expire ten years from date of grant:

                   Date of Grant        Number of Options Issued      Option Price
                   -------------        ------------------------      ------------
                  December 1986                 19,500                  $0.3750
                                                ======                  =======

                  June     1987                 30,000 (a)              $0.9375
                                                ======                  =======

                  June     1988                 22,500                  $0.9375
                                                ======                  =======

                  May      1990                 19,000                  $2.3750
                                                ======                  =======

                  July     1991                 16,500                  $1.4375
                                                ======                  =======

                  July     1992                 30,000                  $2.8750
                                                ======                  =======

                  April    1993                 47,000                  $2.6250
                                                ======                  =======

                  May      1994                 41,000                  $2.3750
                                                ======                  =======

                  May      1995                 48,500                  $3.0000
                                                ======                  =======

                  (a) Exercisable at 10,000 shares per year beginning one year from the date of grant.

       The following table summarizes stock option transactions during 1995 and 1994:

                                                            Option shares
                                                            -------------
                                                        1995             1994
                                                      --------         --------
Outstanding at beginning of year .............         155,450          144,450
Granted ......................................          48,500           41,000
Exercised ....................................         (13,600)          (6,000)
Expired ......................................            --            (24,000)
                                                      --------         --------

Outstanding at end of year ...................         190,350          155,450
                                                      ========         ========

Exercisable at end of year ...................          73,350           56,250
                                                      ========         ========

(5)    Sale of Measurements Division
       During April 1994, the Company sold its measurements division and related assets to an outside party for a total of $271,458. The consideration received for the sale was $130,000 in cash and a five-year promissory note receivable of $141,458, payable in monthly installments of interest only through April, 1996. BBeginning May 1, 1996, payments are to be made in sixty consecutive equal monthly installments of principal and interest in the amount of $2,818. Interest on the note is 7.5% per annum, and the Company has a secondary security interest in the assets in the event of default. The machinery and equipment involved in the transaction had a net book value at the date of sale of $37,795, for a realized gain of $233,663. The gain, net of certain other expenses, is included in miscellaneous income in the accompanying consolidated financial statements.

(6)    Income Taxes
       Income tax expense (benefit) for the years ended December 31, 1995 and 1994 consists of:

                                           1995          1994
                                         --------      --------
Current:
     Federal ......................      $382,213      (182,351)
     State ........................        70,000           425
                                         --------      --------
                                          452,213      (181,926)
Deferred ..........................        54,921       (68,226)
                                         --------      --------
                                         $507,134      (250,152)
                                         ========      ========

       The following table reconciles the expected tax expense (benefit) at the Federal statutory rate to the effective tax rate.

                                                            1995                           1994
                                                            ----                           ----
                                                  Amount             %           Amount              %
                                                ---------           ----        ---------           ----
Computed expected tax expense (benefit)         $ 451,694           34.0%       $(286,639)         (34.0)%
State taxes, net of Federal benefit ....           46,200            3.5              281             --
Research and experimentation credit ....          (38,433)          (2.9)            --               --
Nondeductible loss of foreign subsidiary           10,320            0.8           14,866            1.8
Nondeductible expenses .................           12,322            0.9           11,809            1.4
Other ..................................           25,031            1.9            9,531            1.1
                                                ---------           ----        ---------           ----
                                                $ 507,134           38.2%       $(250,152)         (29.7)%
                                                =========           ====        =========           ====

       For the year ended December 31, 1995, the deferred income tax expense of $54,921 results from the changes in temporary differences. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1995 are presented below:

Deferred tax assets:
    Accounts receivable, due to allowance
       for doubtful accounts ......................................   $  10,855
    Inventories, principally due to additional costs
       inventoried for tax purposes pursuant to the Tax Reform
       Act of 1986 and inventory reserves .........................      47,999
    Capital lease obligations .....................................          48
    Pension accrual ...............................................      53,699
                                                                      ---------
           Total gross deferred tax assets ........................     112,601
           Less valuation allowance ...............................        --
                                                                      ---------
                                                                        112,601

Deferred tax liabilities:
   Property, plant and equipment, due to differences
      in depreciation lives and methods ...........................     (21,716)
                                                                      ---------
            Net deferred tax asset ................................   $  90,885
                                                                      =========

       At December 31, 1994, the net deferred tax asset was $145,806 and there was no recorded valuation allowance.

       At December 31, 1995, the Company has New York State investment tax credit carryforwards of approximately $154,000.

       In assessing  the  realizability  of  deferred  tax  assets,   management
          considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $268,000. The Company had federal taxable income of approximately
          $1,200,000 in 1995 and a federal taxable loss of approximately $512,000 in 1994. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

       At December 31, 1995, $112,601 of deferred tax assets are included in other current assets.

(7)    Employee Benefit Plans
       The Company  has  a  defined  benefit   pension  plan  available  to  all
          employees. Effective January 1, 1993, the Plan was amended to be non-contributory. The benefits are based on years of service and the employees' earnings history during the years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist of group annuity contracts which represent investments in mortgages and bonds.

       The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1995:

Accumulated benefit obligation, including vested benefits of
   $785,355  ...............................................        $  (825,385)
                                                                    ===========

Projected benefit obligation for service rendered to date ..         (1,358,546)
Plan assets at fair value ..................................            746,995
                                                                    -----------
Deficiency of plan assets over projected benefit obligation            (611,551)
Unrecognized prior service cost ............................            195,171
Unrecognized net loss from past experience different from
   that assumed and effects of changes in assumptions ......            287,897
Unrecognized net asset at January 1, 1987 being recognized
   over 15 years ...........................................            (29,454)
                                                                    -----------

   Accrued pension cost ....................................        $  (157,937)
                                                                    ===========

       Net pension cost included the following components:

                                                           1995           1994
                                                           ----           ----
Service cost - benefits earned during the period ...    $ 134,772       141,379
Interest cost on projected benefit obligation ......       86,818        76,860
Actual return on plan assets .......................      (60,310)      (60,677)
Net amortization and deferral ......................       19,083         9,107
                                                        ---------     ---------
   Net periodic pension cost .......................    $ 180,363       166,669
                                                        =========     =========

       Assumptions used in accounting for the pension plan as of December 31, 1995 and 1994 were:

                                                                  1995        1994
                                                                  ----        ----
Discount rate ..........................................          7.25%       8.00%
Rate of increase in compensation levels ................          6.00%       6.00%
Expected long-term rate of return on assets ............          8.00%       8.00%

       During 1990, the Company established a profit sharing plan that covers substantially all employees of Environment One Corporation. Profit sharing expense was $132,852 in 1995 and $0 in 1994.

       During 1992, the Company established a 401(k) savings plan that is available to all employees who meet certain eligibility requirements. The Company does not contribute to this plan.

(8)    Fair Value of Financial Instruments
       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

       (a) Cash, Accounts Receivable, Note Receivable, Accounts Payable and Accrued Expenses
            The carrying amount of cash, accounts  receivable,  accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The carrying amount of the note receivable approximates fair value because the note bears interest that approximates the market rate.

       (b)  Note Payable and Long-term Debt
            The interest  rates on the Company's note payable and long-term debt are reset  according to changes in the current  market (see note
                2). Consequently, the carrying value of the note payable and long-term debt approximates fair value.

(9)    Industry Segment Information
       The Company's operations consist of two segments that are concerned with the development, production and marketing of products and services. Sewer Systems consists of products designed to transport and treat sanitary sewer waste. Operations of the Detection Systems segment include the production and sale of products designed to protect equipment and facilities, and until April 1994 also included the Measurements Division. Total revenue includes sales to unaffiliated customers; there are no intersegment sales.

                         Sales to unaffiliated customers        Income (loss) from operations
                         -------------------------------       -------------------------------
                            1995               1994                1995               1994
                         -----------        -----------        -----------         -----------
Sewer Systems ...        $15,212,914         10,130,271          1,734,186             (69,822)
Detection Systems          2,127,518          2,234,303            (97,370)           (731,238)
Corporate .......               --                 --              (22,902)            (24,901)
                         -----------        -----------        -----------         -----------
                         $17,340,432         12,364,574          1,613,914            (825,961)
                         ===========        ===========        ===========         ===========
                                  Total assets
                         ------------------------------
                            1995               1994
                         -----------        -----------
Sewer Systems ...        $6,446,760          5,760,390
Detection Systems         1,113,824          1,187,932
Corporate .......         1,161,331          1,431,046
                         ----------         ----------
   Total                 $8,721,915          8,379,368
                         ==========         ==========
                                            Property, plant and equipment
                         ---------------------------------------------------------------------
                                    Additions                   Depreciation and amortization
                         ------------------------------        -------------------------------
                            1995               1994                1995               1994
                         -----------        -----------        -----------         -----------
Sewer Systems ...        $   349,518            812,349            397,584             294,614
Detection Systems             18,157             45,949             28,577              72,503
Corporate .......             80,424            143,612            126,577             180,525
                         -----------        -----------        -----------         -----------
                         $   449,099          1,001,910            552,738             547,642
                         ===========        ===========        ===========         ===========

                          Amortization and abandonment
                              of intangible assets
                         ------------------------------
                            1995               1994
                         -----------        -----------
Sewer Systems ...         $   16,721             27,560
Detection Systems                953              2,801
                         -----------        -----------
   Total ........         $   17,674             30,361
                         ===========        ===========

       Export sales of low pressure sewer systems were approximately 3.7% and 5.7% of total Company sales in 1995 and 1994, respectively. Export sales of detection instruments were approximately 7.2% and 8.4% of total Company sales in 1995 and 1994, respectively.

(10)   Business and Credit Concentrations
       (a)  Concentration of Credit Risk and Sales to Major Customers
            Financial  instruments  which  potentially  subject the Company to a concentration of credit risk principally consist of trade and note receivables. The Company sells products to customers primarily in the United States. The Company's top eight customers comprised approximately 53% of trade accounts receivable at December 31, 1995. To reduce credit risk, the Company performs ongoing credit evaluations of customers but generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

            In  addition,  during the years  ended  December  31, 1995 and 1994,
                sales  to  a  single  customer   amounted  to  14%  and  15%  of
                consolidated sales, respectively.

            The note   receivable   represents  the  financed   portion  of  the
                Measurement Division sale (see note 5). The Company maintains a security interest in the equipment sold.

       (b)  Concentration of Purchasing Risk
            At December 31, 1995, approximately 51% of the Company's purchases were made from ten vendors. No individual vendor comprises more than 9% of total purchases in 1995.

(11)   Subsequent Event
       In January  1996,  the Company  concluded an  agreement  with PROTEC Fire
          Detection, plc of Nelson, Lancashire, England for the sale of its Cirrus IFD product line. During 1995, sales of the Cirrus IFD product line amounted to approximately $1.2 million or 53% of the Detection Systems business. In a two-stage transaction with an approximate value of $.75 million, the Company transferred all Cirrus IFD assets, with an approximate book value of $6,200, and operations to PROTEC and simultaneously entered into a product technical development contract to be concluded during 1996.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                      None


                           Environment One Corporation
                                   Form 10-KSB
                                    Part III

Item 9.  Directors and Executive Officers of the Company

                                                                  Date
        Name                        Position                  Office Began              Age
        ----                        --------                  ------------              ---
Walter W. Aker                      Director                    Dec 1968                77

John L. Allen                       Director                    May 1993                52

Stephen V. Ardia                    Chairman                    May 1995                54
                                    Director

Robert H. Brooks                    Director                    May 1990                **

David M. Doin                       Vice President              Sept 1991               40

Angelo Dounoucos                    President, CEO              May 1988                63
                                    Director

Lars Grenback                       Director                    May 1993                52

Robert G. James                     Director                    May 1984                71

Volker A. Mohnen                    Director                    May 1984                59

Rolf E. Soderstrom                  Director                    May 1991                63

Frank W. Van Luik, Jr.              Director                    Dec 1968                73

Philip W. Welsh                     Treasurer                   May 1995                38

** Deceased January, 1996

All executive officers of the Corporation are included in the preceding table. Executive officers serve until the Board of Directors' meeting immediately following the Annual Meeting of Shareholders or until their successors are elected.

Directors elected at the Company's Annual Meeting serve until the next Annual Meeting. All of the above directors were elected by the Shareholders at the Annual Meeting held May 25, 1995.

Business Experience During the Past Five Years:

Walter W. Aker
He was vice president of the Company from 1968 to 1975 and from 1982 to 1993. He was elected corporate secretary from 1976 to 1993.

John L. Allen
He is managing partner for the Financial Services Practice, North America, for Heidrick & Struggles, Inc., a global executive search firm. He is located in the Boston, MA office and is also a director of the firm. Prior to his joining the firm in 1991, he had 24 years in banking including nearly thirteen as a chief executive officer of Amoskeag Bank Shares, Inc. and Key Bank of Southeastern New York. He has a bachelor of science degree in business administration from Rochester Institute of Technology, a master of public administration from the Graduate School of Public Affairs, State University of New York (SUNY) Albany, and is a graduate of the Harvard Business School Program for Management Development.

Stephen V. Ardia
He received his master of business administration from Rutgers University and a bachelor of science degree from the U.S. Merchant Marine Academy. After working with Goulds Pumps, Inc. since 1965, he became their president in 1985. He retired in 1994 joining Environment One Corporation as chairman in May, 1995. He presently serves as a member of the board of directors of Blue Cross / Blue Shield of Rochester, New York and MaxTec Holdings of Dallas, Texas.

Robert H. Brooks
He received his bachelor of science degree from Rensselaer Polytechnic Institute in 1952. He had extensive experience in manufacturing services and industrial engineering on a worldwide basis. The Company was saddened by Mr. Brook's death in January, 1996. Mr. Brooks contributed a considerable amount of time and effort to Environment One and will be truly missed.

David M. Doin
He was elected vice president in September, 1991 and also serves as the general manager of the Detection Systems Business. He received his bachelor of science degree in business from the State University of New York at Albany in 1983. He joined the Company in 1977 in Measurement Services sales and was appointed product manager, Scientific Instuments, in 1981.

Angelo Dounoucos
He was vice president and director of Environment One Corporation from 1969 to 1976. He rejoined the Company in 1986 after eight years as a project marketing manager at the General Electric Corporate Research and Development Center. He was elected president on January 1, 1989 and chief executive officer on March 14, 1990.

Lars Grenback
He received his bachelor of economics and business administration degree from Uppsala University, Sweden in 1969 and his university certificate in marketing, advertising and public relations in 1970. Since 1975, he has been working with the low pressure sewer system in the Scandinavian countries and has been president of Skandinavisk Kommunalteknik AB since 1980.

Robert G. James
He received his bachelor of science degree from Northwestern University, his master's degree in business administration from Harvard Business School in 1948 and his doctorate in economics from the Harvard Graduate School in 1952. Since 1970 he has been president and managing partner of Enterprise Development Associates (Real Estate and Development). He is also a Certified Public Accountant.

Volker A. Mohnen
He studied at the Technical University at Karlsruhe, Germany majoring in physics. He continued at the University of Munich where he received his master of science degree in 1963 and his doctorate in physics in 1966. Since May, 1967, he has been associated with the State University of New York (SUNY) Albany and served as the director of the Atmospheric Sciences Research Center from 1975 to 1986. He is currently a full professor in SUNY's Department of Atmospheric Sciences.

Rolf E. Soderstrom
He received his bachelor of science degree in engineering from Tufts University and his master's degree from Northeastern University. He has thirty-five years of line management experience as vice president of Motorola, executive vice president of Codex Corporation and assistant general manager of the Systems Division of the Foxboro Company. He is president of the TCS Group, a management consulting firm; vice president of Meta Media, a software company; a director of Walpole Massachusetts Cooperative Bank; and a managing director of the Nassau Group, a private investment banking company.

Frank W. Van Luik, Jr.
He was elected president and chief executive officer in March 1984. He served as executive vice president and chief executive officer since June 1982 having previously served as vice president since 1968. He was elected chairman and chief executive officer effective January 1, 1989. He retired from the chief executive officer position on January 1, 1990 and as chairman May 25, 1995.

Philip W. Welsh
He was elected treasurer in May, 1995 and also serves as the director of finance. He received his bachelor of science degree in business from the Pennsylvania State University in 1979 and his master of business administration from the California State University at Long Beach in 1987. Before joining the Company in 1992, he had worked for Hughes Aircraft Company in Los Angeles, California as a finance and accounting manager.

Item 10. Executive Compensation

Information required by this item is contained in the Company's Proxy Statement for its May 23, 1996 Annual Meeting, which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is contained in the Company's Proxy Statement for its May 23, 1996 Annual Meeting, which is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

                                      None

Item 13. Exhibits and Reports of Form 8-K

Exhibits
--------
3.1 Registrant's Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form 10-Q Report for the period ending 6/30/88. (File No. 1-7037)

3.2 Registrant's by-laws, as amended, incorporated by reference to Exhibit 3.2 to Form 10-Q Report for the period ending 6/30/88. (File No. 1-7037)

4.1 Specimen of Registrant's Common Stock Certificate incorporated by reference to Exhibit 4.0 of Registration Statement. (File No. 2-38321)

4.2 $2,500,000 Secured Working Capital Revolving Line of Credit Loan dated August 19, 1992 between the Registrant and Fleet Bank of New York.

4.3 $3,000,000 Loan and Security Agreement dated December 30, 1992 between the Registrant and Fleet Bank of New York.

4.4 Note and Secured Revolving Line of Credit Agreement Modification Agreement No. 2 dated March 20, 1995 between the Registrant and Fleet Bank of New York.

4.5 Note and Loan and Security Agreement Modification Agreement No. 2 dated March 20, 1995 between the Registrant and Fleet Bank of New York.

4.6 Note and Secured Revolving Line of Credit Agreement Modification Agreement No. 3 dated March 30, 1995 between the Registrant and Fleet Bank of New York.

4.7 Note and Loan and Security Agreement Modification Agreement No. 3 dated March 30, 1995 between the Registrant and Fleet Bank of New York.

4.8 Note and Secured Revolving Line of Credit Agreement Modification Agreement No. 4 dated October 18, 1995 between the Registrant and Fleet Bank of New York.

4.9 Note and Loan and Security Agreement Modification Agreement No. 4 dated October 18, 1995 between the Registrant and Fleet Bank of New York.

4.10 Building Loan Agreement Modification Agreement dated November 15, 1995 between the Registrant and Fleet Bank of New York.

4.11 $2,500,000 Secured Working Capital Revolving Line of Credit Note dated October 18, 1995 between the Registrant and Fleet Bank of New York.

10.1 Registrant's  1972 Stock Option Plan  incorporated  by reference to Exhibit
     10.1 to Form 10-K Report for the year ended 12/31/88. (File No. 1-7037)

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1995.

                           Environment One Corporation
                                   Form 10-KSB

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environment One Corporation
(Registrant)



---------------------------------           ------------------------
Stephen V. Ardia.                                    Date
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons, which included the chairman, chief executive officer, director of finance and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.



---------------------------------   ---------------------------------
Stephen V. Ardia.            Date   Lars Grenback              Date
Chairman and Director               Director



---------------------------------   ---------------------------------
Angelo Dounoucos             Date   Robert G. James              Date
President, CEO and Director         Director



---------------------------------   ---------------------------------
Philip W. Welsh              Date   Volker A. Mohnen             Date
Director of Finance and Treasurer   Director



---------------------------------   ---------------------------------
Walter W. Aker               Date   Rolf E. Soderstrom           Date
Director                            Director



---------------------------------   ---------------------------------
John L. Allen                Date   Frank W. Van Luik, Jr        Date
Director                            Director