Form 10QSB
period 1996-09-30
ENVIRONMENT ONE CORP
filed 1996-10-29
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934



                          Commission File Number 1-7037


                           ENVIRONMENT ONE CORPORATION
                 (Name of small business issuer in its charter)


           New York                                             14-1505298
--------------------------------------------------------------------------------
(State or other  jurisdiction  of                           (IRS Employer
incorporation of organization)                             Identification No.)


     2773 Balltown Road, Schenectady, NY                   12309-1090
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


                    Issuer's telephone number (518) 346-6161



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ X ]    No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The  number  of  shares of Common  Stock,  par value  $.10 as of June 30,  1996:
4,146,473.


Transitional Small Business Disclosure Format (check one):

                             Yes  [   ]    No  [ X ]

                           Environment One Corporation
                                   FORM 10-QSB



                                      INDEX



                                                                       Page No.

Part I. Financial Information-

Item 1. - Financial Statements
Consolidated Balance Sheets September 30, 1996 and
December 31, 1995                                                         3

Consolidated Statements of Operations for the Nine Months
Ended September 30, 1996 and 1995                                         5


Consolidated Statements of Operations for the Three Months
Ended September 30, 1996 and 1995                                         6

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 1996 and 1995                                         7

Notes to Consolidated Financial Statements                                8

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    9-12

Part II. Other Information                                               13

Signatures                                                               13

                           Part I - Financial Information

Item 1. Financial Statements

                           Environment One Corporation
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995

                      Assets                          9/30/96         12/31/95
------------------------------------------------   ------------    ------------
Current Assets
     Cash ......................................   $     81,333          91,115
     Accounts Receivable, Net ..................      4,455,654       2,715,795
     Inventories
             Raw Materials .....................      1,385,139       1,202,527
             Work in Process ...................        292,744         387,165
             Finished Goods ....................        201,946         259,869
                                                   ------------    ------------
                                                      1,879,829       1,849,561
Note Receivable ................................              0          16,041
Other Current Assets ...........................        307,944         223,018
                                                   ------------    ------------
     Total Current Assets ......................      6,724,760       4,895,530
                                                   ------------    ------------

Property, Plant and Equipment
     Land ......................................        334,491         334,491
     Buildings .................................      2,271,832       2,271,832
     Machinery and Equipment ...................      4,813,067       4,573,834
     Construction in Progress ..................        265,364         109,343
     Less: Accumulated Depreciation ............     (4,195,318)     (3,752,410)
                                                   ------------    ------------
     Net Property, Plant and Equipment .........      3,489,436       3,537,090

Note Receivable ................................              0         125,417
Other Assets ...................................        153,355         163,878
                                                   ------------    ------------
Total Assets ...................................     10,367,551       8,721,915
                                                   ============    ============













          (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                     Consolidated Balance Sheets - Continued
                    September 30, 1996 and December 31, 1995

      Liabilities and Shareholders' Equity            9/30/96        12/31/95
------------------------------------------------   ------------    ------------
Current Liabilities
     Current Installments - Long Term Debt .....        338,101         338,245
     Note Payable - Bank .......................        375,000         550,000
     Accounts Payable ..........................      1,793,376       1,144,408
     Accrued Expenses ..........................        850,575         407,136
     Taxes Other than on Income ................          1,259           5,067
      Interest Payable .........................         17,996          20,410
                                                   ------------    ------------
          Total Current Liabilities ............      3,376,307       2,465,266

Deferred Tax Liability .........................         21,716          21,716
Minority Interest ..............................         39,002          48,530
Long Term Debt .................................      1,585,019       1,838,594
                                                   ------------    ------------
      Total Liabilities ........................      5,022,044       4,374,106
                                                   ------------    ------------
Shareholders' Equity
     Common Stock at Par Value .................        416,597         412,761
     Additional Paid in Capital ................      7,406,382       7,295,115
     Accumulated Deficit .......................     (2,403,232)     (3,330,851)
                                                   ------------    ------------
                                                      5,419,747       4,377,025
     Less: Treasury Stock at Cost ..............        (74,240)        (29,216)
                                                   ------------    ------------
       Total Shareholders' Equity ..............      5,345,507       4,347,809
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity .....   $ 10,367,551       8,721,915
                                                   ============    ============
















          (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                      Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1996 and 1995

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                      1996             1995
                                                  ------------     ------------
Revenue ......................................    $ 15,307,202       12,963,253
                                                  ------------     ------------

Costs and Expenses

          Cost of Sales ......................      10,446,106        8,641,059

          Selling and Marketing ..............       1,726,926        1,489,451

          General and Administrative .........       1,489,956        1,525,427

          Interest Expense ...................         195,478          257,673

         Other Expense (Income) ..............         (45,388)          (6,355)
                                                  ------------     ------------

Total Expenses, Net ..........................      13,813,078       11,907,255
                                                  ------------     ------------


Net Earnings Before Taxes ....................       1,494,124        1,055,998

Income Tax Expense ...........................         566,505          403,633
                                                  ------------     ------------


Net Earnings .................................    $    927,619          652,365
                                                  ============     ============

Per Share Amounts:
Primary Earnings per Common Share ............    $       0.22             0.16
Fully Diluted Earnings per Common Share ......            0.22             0.16
                                                  ============     ============










          (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1996 and 1995

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                      1996             1995
                                                  ------------     ------------
Revenue ......................................    $  6,033,821        4,576,170
                                                  ------------     ------------

Costs and Expenses

          Cost of Sales ......................       3,876,205        2,919,108

          Selling and Marketing ..............         643,684          515,859

          General and Administrative .........         720,294          565,140

          Interest Expense ...................          65,650           82,164

         Other Expense (Income) ..............         134,702                0
                                                  ------------     ------------

Total Expenses, Net ..........................       5,440,535        4,082,271
                                                  ------------     ------------


Net Earnings Before Taxes ....................         593,286          493,899

Income Tax Expense ...........................         225,705          187,400
                                                  ------------     ------------


Net Earnings .................................    $    367,581          306,499
                                                  ============     ============

Per Share Amounts:
Primary Earnings per Common Share ............    $       0.09             0.07
Fully Diluted Earnings per Common Share ......            0.09             0.07
                                                  ============     ============










          (See Accompanying Notes to Consolidated Financial Statements)

                               Environment One Corporation
                          Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30,1996 and 1995

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                  1996         1995
                                                              -----------   -----------
Cash Flows-Operating Activities:

Net Earnings ...............................................  $   927,619       652,365

Adjustments to Reconcile Net Earnings
to Net Cash Provided (Used) by Operating Activities:

Depreciation and Amortization ..............................      447,003       450,000
Non-cash Compensation Expense ..............................      102,495        45,000
Decrease (Increase) - Receivables, Net .....................   (1,723,818)     (931,355)
Decrease (Increase) - Inventories ..........................      (30,268)     (130,092)
Decrease (Increase) - Income Tax Receivable ................            0       178,027
Decrease (Increase) - Other Current Assets .................      (84,928)      (66,617)
Decrease (Increase) - Other Assets .........................      131,847       (15,946)
Increase (Decrease) - Accounts Payable .....................      648,968       163,766
Increase (Decrease) - Accrued Expenses and other Liabilities      437,217       234,826
Increase (Decrease) - Minority Interest ....................       (9,528)       28,201
                                                              -----------   -----------

Net Cash Provided by Operating Activities ..................      846,607       608,175
                                                              -----------   -----------

Cash Flows (Used) in Investing Activities:
Capital Expenditures .......................................     (395,254)     (217,826)
                                                              -----------   -----------

Cash Flows From Financing Activities:
Increase (Decrease) - Note Payable to Bank .................     (175,000)     (250,000)
Increase (Decrease) - Long Term Debt .......................     (253,719)     (283,183)
Issuance of Common Stock ...................................        2,073             0
Purchase of Treasury Stock .................................      (34,489)            0
                                                              -----------   -----------

Net Cash (Used) by Financing Activities ....................     (461,135)     (533,183)
                                                              -----------   -----------

Net (Decrease) in Cash .....................................       (9,782)     (142,834)

Cash at Beginning of Period ................................       91,115       223,701
                                                              -----------   -----------

Cash at End of Period ......................................  $    81,333        80,867
                                                              ===========   ===========

          (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                   Notes to Consolidated Financial Statements
              For the Nine Months Ended September 30, 1996 and 1995

                                   (Unaudited)



         1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are only of a normal recurring nature, necessary to fairly present Environment One Corporation's financial position as of September 30, 1996 and December 31, 1995 as well as the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995. Operating results for any quarter are not necessarily indicative of results for any future periods.

         2. Net earnings per share computations are based on primary and fully diluted number of shares of Common Stock outstanding for the three and nine months ended September 30, 1996 (three month 4,248,140 and 4,263,234; nine month 4,248,186 and 4,264,890 shares) and the weighted average number of shares for the period September 30, 1995 (4,096,743 shares).

         3. In January, 1996, the Company concluded an agreement with PROTEC Fire Detection, plc of Nelson, Lancashire, England for the sale of its Cirrus IFD product line. In a two-stage transaction with an approximate value of $750,000, the Company transferred all Cirrus IFD assets and operations to PROTEC and simultaneously entered into a product technology development contract to be concluded during 1996. The pre-tax impact of the sale, net of certain expenses, was a gain of $171,000 and is recorded as other income in the statement of operations for the nine months ended September 30, 1996.

         4. In September, 1996, the Company recognized the potential uncollectability of a note receivable from General Testing Corporation incurring a pre-tax write-off of $136,000. After failure to receive timely payments on the note, the Company, through legal counsel, served notice of default on the note to General Testing Corporation. General Testing Corporation did not cure the payment defaults in the period required. The Company is working with counsel on further action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


     NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
       (ALL FIGURES ROUNDED TO THE NEAREST 000'S)

Revenue for the period increased $2,344,000, or 18.1% over the same period last year. Sewer Systems revenue increased $2,263,000 along with an increase of $99,000 in Detection Systems.

Sales in Sewer Systems improved compared to the same period last year as second quarter 1996 sales benefited by a reversal of extreme weather conditions and funding delays in municipal projects experienced in quarter one of 1996 while third quarter sales improved as the market continues to respond to the emphasis the Company has placed on sales and marketing. New distribution agreements and new sales offices are adding up to increased growth which has resulted in record shipments in the third quarter of 1996.

As part of the Detection Systems business revenue increase, Hydrogen Control Cabinet Sales increased $445,000, Generator Condition Monitor increased $118,000 while Cirrus IFD sales decreased by $464,000. As sales of the Hydrogen Control Cabinet began in the fourth quarter of 1995, all sales in the first nine months of 1996 reflect an increase over the same period in the prior year. Sales of the Generator Condition Monitor slowed in the third quarter as timing decisions for capital equipment purchases negatively affected quarter to quarter sales after a strong first half. The decrease in Cirrus IFD sales is attributable to the sale of the business to PROTEC, although the Company will continue to supply units to PROTEC until completion of the technology development contract in 1996.

Cost of Sales increased $1,805,000 when compared with the same period last year. Expressed in percent of sales, cost of sales increased from 66.7% in the first nine months of 1995 to 68.2% in the nine months of 1996. In percent of sales, direct labor improved slightly while direct material increased by 2.8%. The increase in direct material percent to sales is attributable to project start-up costs for the GP2000 product and lower first half average selling prices on large municipal projects in Sewer Systems. Indirect labor costs increased by $87,000 primarily due to a shift in engineering resources to manufacturing support. Indirect non-labor costs increased $43,000 due to increases in variable overhead costs as a result of increased production and shipments.

       (ALL FIGURES ROUNDED TO THE NEAREST 000'S)

Selling and Marketing costs increased $237,000 compared with the first nine months of 1995. Sewer Systems marketing costs increased $464,000 while Detection Systems marketing costs decreased $227,000. Sewer Systems marketing labor costs increased $222,000 along with an increase of $242,000 in non-labor marketing costs. The increase in Sewer Systems labor costs can be attributed to the opening of new district sales offices, the hiring of a national sales manager in the third quarter of 1996 and increased internal sales commissions. The increase in non-labor Sewer Systems marketing costs is primarily due to increases in advertising, promotion and literature, travel and living and marketing consultant expenses. The decrease in Detection Systems is primarily due to avoided costs as a result of the sale of the Cirrus IFD partially offset by new marketing expenses for the Hydrogen Control Cabinet.

General and Administrative costs, including research and development, decreased $35,000 over the same period last year. Research and development costs decreased $124,000 while other general and administrative costs increased $89,000.

The decrease in Research and Development costs is attributable to the shifting of effort to manufacturing and marketing support in Sewer Systems and Detection Systems along with cost reductions due to the sale of the Cirrus IFD product line.

In regard to other general and administrative costs, third quarter charges related to profit sharing was the primary driver of the additional expense along with increases in travel and living, legal fees, temporary help, investor relations and training expenses. Partially offsetting the increases were decreases in tuition reimbursement, consultant expenses, expenses for Environment One Japan and allocated facilities charges.

Interest expense decreased $62,000 over the nine months of 1995. Average debt during the first nine months of 1996 was $285,000 less than the same period in 1995. Interest rates on the line of credit and term loans were reduced as of May 1, 1996 to prime and prime plus one half point, respectively.

Other income increased $39,000 over the same period last year. As a result of the sale of the Cirrus IFD product line to PROTEC in quarter one of 1996, the Company recorded, net of certain expenses, pre-tax income of $171,000. Offsetting this increase was the write-off of a note receivable from General Testing Corporation in the third quarter of 1996 in the amount of $136,000, pre-tax.

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
       (ALL FIGURES ROUNDED TO THE NEAREST 000'S)

Revenue for the period increased $1,458,000, or 31.9% over the same period last year. Sewer Systems revenue increased $1,479,000 while Detection Systems revenue decreased $21,000 when compared with the same period last year.

Sales in Sewer Systems improved as the market continues to respond to the emphasis the Company has placed on sales and marketing following the introduction of the GP2000 product in late 1994. New distribution agreements and new sales offices are adding up to increased growth which has resulted in record shipments in the quarter.

       (ALL FIGURES ROUNDED TO THE NEAREST 000'S)

As part of the Detection Systems business revenue decrease, Hydrogen Control Cabinet sales increased $293,000 while Generator Condition Monitor and Incipient Fire Detector sales decreased $204,000 and $110,000, respectively. As sales of the Hydrogen Control Cabinet began in the fourth quarter of 1995, all sales in the third quarter of 1996 reflect an increase over the same quarter in the prior year. The decrease in Generator Condition Monitor sales can be attributed to timing decisions by electric utility customers in their purchases of capital equipment which led to a strong first half increase in sales over the same period in 1995. The decrease in Cirrus IFD sales is attributable to the sale of the business to PROTEC, although the Company will continue to supply units to PROTEC until completion of the technology development contract in 1996.

Cost of Sales increased $957,000 when compared with the same period last year. Expressed in percent of sales, cost of sales increased slightly from 63.8% in the third quarter of 1995 to 64.2% in the third quarter of 1996. In percent of sales, direct labor remained flat while direct material increased 2.4% when compared with the same period in 1995. The increase in direct material percent to sales is attributable to project start-up costs for the GP2000 product. Indirect labor costs increased $49,000 primarily due to shifting engineering labor from research and development to manufacturing support. Indirect non-labor costs increased $25,000 reflecting increases in variable overhead costs as a result of increased production and shipments offset partially by a decrease in costs for inventory obsolescence.

Selling and Marketing costs increased $128,000 compared with the third quarter of 1995. Sewer Systems marketing costs increased $208,000 while Detection Systems marketing costs decreased $80,000. The increase in Sewer Systems marketing costs reflects the additional costs of one sales office and the hiring of a national sales manager in the third quarter along with increases in internal salesperson's commissions, travel and living, advertising, promotions, literature and marketing consultant expenses. The decrease in Detection Systems marketing costs is mainly attributable to the sale of the Cirrus IFD product line.

General and Administrative costs, including research and development, increased $155,000 over the same period last year. Research and development costs decreased $70,000 while other general and administrative costs increased $225,000.

The decrease in Research and Development costs is attributable to the shifting of effort to manufacturing and marketing support in Sewer Systems and Detection Systems.

In regard to other general and administrative costs, third quarter 1996 costs for profit sharing was the main driver of the increase along with increases in legal fees, director's fees and investor relations.

Interest expense decreased $17,000 compared with the third quarter of 1995. Average debt during the third quarter of 1996 was $65,000 more than the same period in 1995. Interest rates on the line of credit and term loans were reduced as of May 1, 1996 to prime and prime plus one half point, respectively.

       (ALL FIGURES ROUNDED TO THE NEAREST 000'S)

Other income decreased $135,000 over the same period last year as a result of the write-off of a note receivable from the General Testing Corporation of $136,000 pre-tax.


     FINANCIAL POSITION AND LIQUIDITY
       (ALL FIGURES ROUNDED TO THE NEAREST 000'S)

Cash needs for the first nine months of 1996 were met by an opening cash balance of $91,000 along with cash provided by operating activities of $847,000. Capital expenditures for the period were $395,000 along with a reduction in total bank debt of $429,000. During the same period last year, cash provided by operating activities was $608,000 while capital expenditures and total bank debt reduction was $218,000 and $533,000, respectively.

Continued control over inventory, operating expenses and capital expenditures along with forecasted cash receipts and line of credit availability will enable the Company to meet its day-to-day working capital requirements in the near term.

                           Environment One Corporation
                                   FORM 10-QSB


                           Part II - Other Information


     Not Applicable



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ENVIRONMENT ONE CORPORATION




Date: October 29, 1996                          By: /s/Stephen V. Ardia
                                                    ----------------------------
                                                       Stephen V. Ardia
                                                       Chairman of the Board,
                                                       Chief Executive Officer,
                                                       President and Director





Date: October 29, 1996                          By: /s/Philip W. Welsh
                                                    ----------------------------
                                                       Philip W. Welsh
                                                       Director of Finance,
                                                       Treasurer