Form 10KSB
period 1996-12-31
ENVIRONMENT ONE CORP
filed 1997-03-25
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                   For the fiscal year ended December 31, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


                          Commission file number 0-5633

                           ENVIRONMENT ONE CORPORATION
                 (Name of small business issuer in its charter)

         NEW YORK                                        14-1505298
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

2773 Balltown Road, Niskayuna, New York                12309-1090
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenue for the year ended December 31, 1996: $21,536,430

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 1997: $20,707,759

The number of shares of Common Stock, par value $.10 outstanding as of January 30, 1997: 4,219,054

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders (to be filed no later than April 30, 1997) are incorporated by reference in response to Items 10 and 11 of Part III of this report.

                           Environment One Corporation
                                   Form 10-KSB
                                     Part I

Item 1.  Business

The Environment One Corporation (EONE) is an environment-oriented product and service company which started operations in January 1969. The Company operates in two business segments: (A) Sewer Systems Business and (B) Detection Systems Business. In January, 1996, the Company sold its Cirrus Incipient Fire Detector
(IFD) product line to PROTEC Fire Detection, plc of Nelson, Lancashire, England. Information regarding this sale is set forth below in Item 6. Information regarding the percentages of total sales attributable to the two business segments for the past two fiscal years is set forth below in Item 6.

                                  Sewer Systems

Low pressure sewer systems in the market today were pioneered by EONE. It has proven to be an economical and effective method of handling wastewater in otherwise difficult real estate developments including: waterfront, hilly terrain, very flat lands and areas with high water tables. As more and more communities are looking for cost effective solutions to waste water collection problems, Environment One Corporation's pressure sewer systems ("EONE Sewers"), are increasingly used in mainstream municipal and real estate development applications.

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

The manufacture of the grinder pump involves use of independent suppliers for several of the components. Fabrication, machining, assembly and testing of the assembled units are completed at the Company's plant.

The principal markets served by the pressure sewer systems are city and county sewer districts, residential builders and land developers along with individual homeowners. Products are sold to these markets from regional sales offices across the United States and through a network of more than 30 distributors throughout the United States, Canada, Europe and Japan. Several other pump manufacturers offer grinder pumps and compete with EONE in these markets. All but one offers a centrifugal type of pump. Environment One's positive displacement pump and tank are unique, offering several distinct advantages over the centrifugal pump. The Company believes it is well known in this marketplace.

                               Detection Systems

The Company's Detection Systems' products include: (1) Generator Condition Monitor; and (2) Hydrogen Control Cabinet. These detection instruments are based on the Company's expertise in the detection of sub-microscopic particles and gas monitoring.

                        Generator Condition Monitor (GCM)

The GCM is designed to provide early warning of certain thermal failure conditions which could lead to shutdown of hydrogen-cooled electric power generators. The monitor also facilitates preventative maintenance of such equipment. The principal market served is electric utility companies, both domestic and international. Customers are served by direct sales from the Company's marketing function or by manufacturers' representatives in certain parts of the world. There are only two other manufacturers of this equipment worldwide and the Company is believed to be the leader in this market.

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

                         Hydrogen Control Cabinet (HCC)

In 1995, the HCC was added to the detection systems product offerings. The HCC continuously analyzes the purity of hydrogen and controls the rate of scavenging in hydrogen-cooled turbine generators. It is vital to maintain the purity of the hydrogen because it directly affects both efficiency and safety. To maintain a hydrogen purity of approximately 98% in the generator casing, a small quantity of hydrogen gas is continuously scavenged from the generator's end seals and discharged to the atmosphere.

The HCC is designed and manufactured to satisfy the requirements of the General Electric Company's Power Systems group, located in Schenectady, NY. The HCC will be used by both domestic and international electric utility companies.

The major components of the HCC are two completely independent, interactive hydrogen sensors and associated electronics that were designed by Environment One. The micro-controller based system and explosion proof design represents a new generation of hydrogen purity analyzer.

The HCC is sold direct by the Detection Systems marketing function and has the potential for sale to the same customer base as the GCM.

Industry segment information is included in Note 8 to the Company's consolidated financial statements included in Item 7.

                                Net Sales Backlog

The backlog of unshipped orders by industry segment is shown below. Generally, all orders in the backlog at year-end are shipped during the following year. The backlog has been calculated by EONE's normal practice of including only orders that are to be delivered within twelve months. While these orders are firm, they could be subject to change or cancellation in the future. In the past, the effect of changes and cancellations has not been significant.

Net Sales Backlog as of December 31, 1996 and 1995:

                                         1996                      1995
                                         ----                      ----
         Sewer Systems              $  1,403,661                 3,385,871
         Detection Systems               517,788                   249,925
                                    ------------                 ---------
                                    $  1,921,449                 3,635,796
                                    ============                 =========

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

The Company does not believe that it is dependent on any one supplier or subcontractor to the extent that termination or loss of the supplier or subcontractor relationship would have a material adverse effect on the Company's business.

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

                            Research and Development

All research and development costs are charged directly to operations as incurred. Research and development costs were approximately $177,000 and $266,000 in 1996 and 1995, respectively.

                                  Environmental

Compliance by the Company with federal, state and local environmental protection laws during 1996 and 1995 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

                                    Employees

At December 31, 1996, the Company had 103 full-time employees.

                               Principal Customers

The Company had sales equaling 6% and 14% of total company revenues to one customer in 1996 and 1995, respectively.

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

Export sales of low pressure sewer systems were approximately 2.8% and 3.7% of total Company sales in 1996 and 1995, respectively. Export sales of detection instruments (including IFD) were approximately 4.5% and 7.2% of total Company sales in 1996 and 1995, respectively.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                  The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves while limiting unwarranted litigation, provided that the statements are identified as forward-looking and are accompanied by meaningful cautionary statements regarding important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act, and is including the information set forth below in this Form 10-KSB to point out the inherent difficulties in predicting the impact of certain factors.

                  While the Company believes that its assumptions underlying any forward-looking statements are reasonable, the following information includes important factors which could cause the Company's actual results to differ materially from any result which might be projected, forecasted, estimated, or budgeted by the Company in its forward-looking statements, whether contained in this Form 10-KSB or otherwise.

                   1. Heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors.

                   2. Failure to obtain new customers or retain existing customers.

                   3. Adverse publicity and news coverage impacting the Company's reputation and sales potential.

                   4. Inability to carry out marketing and sales plans due to unforeseen factors.

                   5. Significant economic downturns in the geographic market areas serviced by the Company.

                   6. Higher service, administrative, or general expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures.

                   7. A lack of availability of raw materials, necessary manufacturing equipment, or contract manufacturers to meet the Company's needs.

                   8.    Underutilization   of   the   Company's   manufacturing
                         resources, resulting in production inefficiencies and higher costs.

                   9. Start-up expenses, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new facilities and expansions of existing facilities.

                   10. The acquisition of fixed and other assets, including inventory and receivables, and the making or incurring of any expenditures and expenses, including but not limited to depreciation and research and development expenses.

                   11. Any revaluation of assets or related expenses and the amount of, and any changes to, tax rates.

                   12.   Loss or retirement of key executives.

                   13. Any activities of parties with which the Company has agreements or understandings, including matters affecting any investment or joint venture in which the Company has an investment.

                   14. The amount, type, and cost of the financing available to the Company, and any changes to that financing.

                   15. Adverse results in significant litigation or regulatory proceedings.

                   16. Adverse changes in laws, regulations, interpretations, and enforcement policies affecting the Company and its business operations.

                   17. Natural disasters, work stoppages, and other events beyond the control of the Company.

                  The foregoing list of factors should not be construed as exhaustive, or as any admission regarding the adequacy of disclosures made by the Company prior to the filing of this Form 10-KSB.

Item 2.   Property

The Company's headquarters in Niskayuna, New York is located in a modern, concrete and steel frame, electrically and gas heated and air conditioned building on approximately 35 acres of wooded land owned in fee. This facility is subject to a mortgage as described in Note 2 to the Company's consolidated financial statements included in Item 7. All segments of the business are operated from the Company's headquarters.

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

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                           Price Range of Common Stock

The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the trading symbol EONE. The following table sets forth the high and low sales prices of the common stock for the calendar quarters indicated, as reported by the NASDAQ:

                    1996                     High                       Low
                  Quarter 1                 5 1/2                      4 3/4
                  Quarter 2                 6                          4 1/2
                  Quarter 3                 5 3/4                      4 3/4
                  Quarter 4                 6                          5 3/8

                    1995                     High                       Low
                  Quarter 1                 3 1/4                      2 1/4
                  Quarter 2                 4 1/4                      2 3/8
                  Quarter 3                 4 7/8                      3 7/8
                  Quarter 4                 5 1/2                      4 5/8

                          Approximate Number of Security Holders

     Title of Class:                  Approximate Number of Holders at 12/31/96:
Common Stock $.10 par value                           2144 (1)

(1) Includes shareholders of record in "nominee" or "street" name held by brokers and others.

                                    Dividends

The Company paid no dividends on its common stock during 1996 and 1995. The Company's policy with regard to payment of dividends is evaluated annually with consideration given to future growth and operating fund requirements. Currently, Company policy is not to pay dividends.

Item 6.  Management's Discussion and Analysis and Results of Operations

Cash provided from operations, as shown by the statement of cash flows (Item 7), for 1996 was $927,000. This represented a decrease of $60,000 when compared to 1995. Major working capital components of the operating cash flow decrease from 1995 were the increase in receivables of $2,210,000 as fourth quarter revenue in 1996 increased 42.3%, or $1,852,000, over the same period in 1995 and the increase in inventory of $423,000 to accommodate the growth in sales. Offsetting this were increases in accounts payable, income taxes payable and accrued expenses of $774,000, $348,000 and $462,000, respectively. In addition, the Company accrued for the new deferred executive compensation plan that resulted in $369,000 of non-cash expense. Investment in capital expenditures for 1996 amounted to $424,000 and represented a decrease of $58,000 over 1995. The major components of capital expenditures in 1996 were the installation of an advanced telephone system at the Company's headquarters along with tooling and equipment expenditures in the Sewer Systems Business for cost reduction, enhanced product performance and to improve the manufacturing process.

In January, 1996, the Company concluded an agreement with PROTEC Fire Detection, plc of Nelson, Lancashire, England for the sale of its Cirrus IFD product line. In a two-stage transaction with an approximate value of $750,000, the Company transferred all Cirrus IFD assets and operations to PROTEC and simultaneously entered into a product technology development contract that was concluded during 1996.

In September, 1996, the Company recognized the potential uncollectibility of a note receivable from General Testing Corporation incurring a pre-tax write-off of $136,000. After failure to receive timely payments on the note, the Company, through legal counsel, served notice of default on the note to General Testing Corporation. General Testing Corporation did not cure the payment defaults in the period required. The Company is pursuing collection on the note.

The following table shows selected balance sheet information for 1996 and 1995 expressed in thousands of dollars:

                                                       1996                1995
                                                     -------              ------
Current Assets .........................             $ 7,614               4,896
Current Liabilities ....................               3,628               2,465
Working Capital ........................               3,986               2,431
Total Assets ...........................              11,255               8,722
Long-Term Debt .........................               1,500               1,839
Shareholders' Equity ...................               5,713               4,348


                                     Summary

The following table shows a summary of operating results for the years 1996 and 1995 expressed as a percentage of sales:

                                                    1996          1995
                                                    ----         -----
Net Sales
   Sewer Systems .......................            86.9 %        87.7 %
   Detection Systems ...................             8.8          12.3
   Corporate ...........................             4.3           0.0
                                                   -----         -----
         Total Sales ...................           100.0         100.0

Cost of Sales ..........................            66.2          66.7
                                                   -----         -----
Gross Margin ...........................            33.8          33.3
Selling, Marketing and G&A .............            23.6          24.0
                                                   -----         -----

Income from Operations .................            10.2           9.3
Other Expense ..........................              .8           1.7
                                                   -----         -----

Income  Before Income Taxes.............             9.4           7.6
Income Tax Expense .....................             3.6           2.9
                                                   -----         -----

Net Income .............................             5.8 %         4.7 %
                                                   =====         =====

Notes: Amounts referred to below are set forth in Item 7. Gross changes between years include all businesses. Detailed revenue and cost analyses exclude the effect of the sale of the IFD as part of Detection Systems.

                 Twelve Months Ended December 31, 1996 and 1995

Revenues for the period increased by $4,196,000 or 24.2% when compared to 1995. Sewer Systems sales increased by $3,511,000 while Detection Systems sales increased $960,000. The Company also realized $300,000 in revenue from the IFD product development contract. Offsetting these increases was a reduction in revenue of $575,000 due to the sale of the IFD in January 1996. The increase in sales in Sewer Systems is attributable to the emphasis the Company has placed on sales and marketing. New distribution agreements and new sales offices are adding up to increased growth which has resulted in record shipments for the year.

The Detection Systems revenue increase is attributable to increases in both GCM and HCC on a year to year comparative basis. Sales of GCM improved as utility companies increased their budgets for this type of capital equipment over 1995 levels. In regard to HCC, the Company began shipping units in the fourth quarter of 1995 with 1996 sales reflecting a full year's revenue stream.

Costs of Sales increased by $2,693,000 when compared to 1995. As a percent of sales, costs of sales remained flat at 66.2% in 1996 versus 66.7% in 1995. Both direct and indirect components of cost of sales remained virtually flat on a comparative basis resulting in a slight improvement in gross margin of .5% to 33.8% in 1996.

Selling and Marketing costs increased $394,000 when compared to 1995. Sewer Systems costs in this category increased $641,000 while costs in Detection Systems increased $77,000. Offsetting these increases were costs avoided due to the sale of the IFD. Contributing to the increase in Sewer Systems marketing costs were expenses associated with the operations of sales offices opened in Florida and Minnesota during 1995 and 1996, respectively, the hiring of a national sales manager in 1996, sales literature, travel and living expenses and increased internal sales commissions. Detection Systems marketing costs increased primarily due to increased internal sales commissions and travel and living expenses.

General and Administrative costs, including research and development (R&D) expenses, increased $516,000 over 1995. Excluding R&D, general and administrative costs rose $605,000. The increase in general and administrative costs is primarily a result of a new growth performance sharing and deferred executive compensation plan adopted in 1996. This plan allows for bonus and deferred compensation to be paid and/or accrued only if the Company, as a whole, meets specified targets for growth in sales, growth in earnings and return on assets. The 1995 profit sharing plan allowed for bonus to be paid and/or accrued on earnings only as long as loan principal payments were met. Other general and administrative expenses showing increases in 1996 over 1995 were labor costs, investor relations, training and miscellaneous expenses. Decreases in year to year expenses were realized in expenses for consultants and allocations of labor overhead and facilities.

Research and development labor costs decreased $77,000 while non-labor costs decreased $12,000. R&D costs in Sewer Systems increased $26,000 while costs in Detection Systems decreased $97,000. The decrease in Detection Systems costs is primarily a result of reductions in expenditures related to the development of the HCC that were incurred in 1995.

             Twelve Months Ended December 31, 1996 and 1995 (con't.)

Interest expense decreased to $249,000 in 1996 when compared to $328,000 in 1995. The Company reduced short-term line of credit borrowing in 1996 by $475,000 while paying back $338,000 in principal payments on its long-term debt. The Company's borrowing rate over bank prime rate was also reduced to prime for the line of credit and prime plus one-half point for the term loan. Continued control over expenses and capital expenditures, strong cash inflow, reductions in borrowing and reduced interest rates all contributed to the reduction in interest expense on a comparative basis.

Income Taxes during 1996 and 1995 were $767,000 and $507,000 respectively. As a percent of income before taxes, both years were approximately 38%.

Liquidity
With sources of cash from operations, the operating line of credit and the sale of Cirrus IFD, the Company was able to meet its working capital needs and capital expenditure requirements in 1996. The Company's line of credit remains at $2.5 million, of which the Company had borrowed $75,000 as of December 31, 1996. The Company complied with all applicable loan covenants throughout 1996 and 1995.

Management believes that the Company will be able to meet its cash requirements in 1997 as a result of cash generated from operations and amounts available under the existing line of credit. The line of credit, which expires in April of 1997, is being negotiated with the Company's lender. Although no assurances can be given, management is confident that this negotiation will result in a successful outcome.

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

Item 7.  Financial Statements

Index to Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheet as of December 31, 1996

         Consolidated Statements of Operations for the Years Ended December 31, 1996 and 1995

         Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and 1995

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environment One Corporation and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP
                                                       -------------------------
                                                       KPMG Peat Marwick LLP


Albany, New York
February 14, 1997

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet

                                December 31, 1996



                              Assets
Current assets:
     Cash ....................................................       $    62,637
     Receivables:
         Trade (note 2) ......................................         4,860,264
         Other ...............................................           163,248
                                                                     -----------
                                                                       5,023,512
         Less allowance for doubtful accounts ................            92,091
              Net receivables ................................         4,931,421

     Inventories (note 2):
         Finished products ...................................           364,079
         Work in process .....................................           469,001
         Raw materials and supplies ..........................         1,439,020
                                                                     -----------
              Total inventories ..............................         2,272,100

     Prepaid expenses and other current assets (note 5) ......           347,577
                                                                     -----------
              Total current assets ...........................         7,613,735
                                                                     -----------

Property, plant and equipment (note 2):
     Land and land improvements ..............................           334,491
     Building and building improvements ......................         2,271,832
     Machinery and equipment .................................         5,024,175
     Construction in progress ................................            50,689
                                                                     -----------
                                                                       7,681,187
     Less accumulated depreciation ...........................         4,310,173
                                                                     -----------
              Net property, plant and equipment ..............         3,371,014

Patents and other assets, net ................................           148,906
Deferred income taxes (note 5) ...............................           120,886
                                                                     -----------
                                                                     $11,254,541
                                                                     ===========




          See accompanying notes to consolidated financial statements.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Balance Sheet, Continued

                                December 31, 1996



               Liabilities and Shareholders' Equity
Current liabilities:
     Current installments of long-term debt (note 2) ..............     $    338,100
     Note payable - bank (note 2) .................................           75,000
     Accounts payable .............................................        1,918,866
     Income taxes payable (note 5) ................................          309,544
     Accrued expenses:
         Payroll and related costs (note 6) .......................          460,623
         Taxes, other than on income ..............................           47,025
         Interest .................................................           17,632
         Warranty .................................................          211,223
     Accrued pension liability (note 6) ...........................          250,123
                                                                        ------------
              Total current liabilities ...........................        3,628,136

Long-term debt, excluding current installments (note 2) ...........        1,500,494
Deferred compensation (note 6) ....................................          369,461
                                                                        ------------
              Total liabilities ...................................        5,498,091
                                                                        ------------
Minority interest .................................................           43,068
                                                                        ------------
Shareholders' equity (note 4):
     Common stock of $.10 par value per share. Authorized 6,000,000
         shares; issued 4,169,970 shares ..........................          416,997
     Additional paid-in capital ...................................        7,446,789
     Accumulated deficit ..........................................       (2,076,164)
                                                                        ------------
                                                                           5,787,622
     Less cost of common shares in treasury (19,494 shares) .......          (74,240)
                                                                        ------------
              Total shareholders' equity ..........................        5,713,382
                                                                        ------------

Commitments (note 3)
                                                                        $ 11,254,541
                                                                        ============





          See accompanying notes to consolidated financial statements.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                     Years ended December 31, 1996 and 1995



                                                     1996               1995
                                                 ------------      ------------
Sales of products and contract revenues ....     $ 21,536,430        17,340,432

Cost of sales and contract services ........       14,258,235        11,565,534
                                                 ------------      ------------
         Gross margin ......................        7,278,195         5,774,898
                                                 ------------      ------------

Operating expenses:
     Selling and marketing .................        2,502,644         2,108,320
     General and administrative ............        2,568,645         2,052,664
                                                 ------------      ------------
         Total operating expenses ..........        5,071,289         4,160,984
                                                 ------------      ------------

         Income from operations ............        2,206,906         1,613,914
                                                 ------------      ------------

Other income (expense):
     Interest expense ......................         (248,725)         (328,176)
     Miscellaneous income (note 1(a)) ......           46,774            29,765
     Minority interest in loss of subsidiary           16,237            13,008
                                                 ------------      ------------
                                                     (185,714)         (285,403)
                                                 ------------      ------------

         Income before income taxes ........        2,021,192         1,328,511

Income tax expense (note 5) ................          766,505           507,134
                                                 ------------      ------------

         Net income ........................     $  1,254,687           821,377
                                                 ============      ============

Per share amounts:
         Net income per common share .......     $        .29               .20
                                                 ============      ============



          See accompanying notes to consolidated financial statements.

                                           ENVIRONMENT ONE CORPORATION
                                                  AND SUBSIDIARY

                                 Consolidated Statements of Shareholders' Equity

                                      Years ended December 31, 1996 and 1995



                                                                                                          Total
                                                        Additional                                        share-
                                            Common        paid-in      Accumulated        Treasury       holders'
                                            stock         capital        deficit           stock          equity
                                            -----         -------        -------           -----          ------
Balance at December 31, 1994 .......     $  411,401      7,268,461     (4,152,228)        (46,852)      3,480,782

Exercise of options (13,600 shares
     of common stock) ..............          1,360         10,540           --           (11,250)            650

Issuance of 15,000 shares of common
     stock from treasury ...........           --           16,114           --            28,886          45,000

Net income - 1995 ..................           --             --          821,377            --           821,377
                                         ----------     ----------     ----------      ----------      ----------

Balance at December 31, 1995 .......        412,761      7,295,115     (3,330,851)        (29,216)      4,347,809

Exercise of options (22,600 shares
     of common stock) ..............          2,260         16,778           --           (14,340)          4,698

Tax benefit from exercise of options
                                               --           38,182           --              --            38,182

Acquisition of 6,775 shares of
     common stock ..................           --             --             --           (34,490)        (34,490)

Issuance of 999 shares of common
     stock from treasury ...........           --            1,189           --             3,806           4,995

Issuance of 19,755 shares of common
     stock .........................          1,976         95,525           --              --            97,501



Net income - 1996 ..................           --             --        1,254,687            --         1,254,687
                                         ----------     ----------     ----------      ----------      ----------

Balance at December 31, 1996 .......     $  416,997      7,446,789     (2,076,164)        (74,240)      5,713,382
                                         ==========     ==========     ==========      ==========      ==========



                          See accompanying notes to consolidated financial statements.

                                  ENVIRONMENT ONE CORPORATION
                                        AND SUBSIDIARY

                             Consolidated Statements of Cash Flows

                            Years ended December 31, 1996 and 1995

                                                                     1996             1995
                                                                 -----------      -----------
Cash flows from operating activities:
    Net income .............................................     $ 1,254,687          821,377
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization ....................         596,293          570,412
          Gain on sale of equipment and patents ............        (291,544)            --
          Loss on write-off of note receivable .............         135,533             --
          Minority interest in loss of subsidiary ..........         (16,237)         (13,008)
          Non-cash compensation expense ....................         102,496           45,000
          Accrual for deferred compensation ................         369,461             --
          Deferred income taxes ............................        (271,539)          54,921
          Increase in receivables ..........................      (2,209,701)        (426,498)
          Increase in inventories ..........................        (422,539)        (154,823)
          Decrease (increase) in prepaid expenses ..........           4,378          (14,543)
          Increase (decrease) in accounts payable ..........         774,313          (34,960)
          Increase in income taxes payable .................         347,726             --
          Increase in accrued expenses .....................         461,827           99,904
          Increase in other current liabilities ............          92,186           39,967
                                                                 -----------      -----------
              Net cash provided by operating activities ....         927,340          987,749
                                                                 -----------      -----------

Cash flows from investing activities:
    Capital expenditures, including patents ................        (423,701)        (482,000)
    Proceeds from sale of equipment and patents ............         300,000             --
                                                                 -----------      -----------
              Net cash used in investing activities ........        (123,701)        (482,000)
                                                                 -----------      -----------

Cash flows from financing activities:
    Net decrease in note payable to bank ...................        (475,000)        (450,000)
    Proceeds from issuance of common stock .................           4,698              650
    Purchases of treasury stock ............................         (34,490)            --
    Capital contribution by minority interest ..............          10,775           25,722
    Proceeds from long-term debt ...........................            --            153,967
    Principal payments on long-term debt ...................        (338,100)        (338,100)
    Principal payments on capital lease obligations ........            --            (29,688)
    Loan financing fees ....................................            --               (886)
                                                                 -----------      -----------
              Net cash used in financing activities ........        (832,117)        (638,335)
                                                                 -----------      -----------

Net decrease in cash .......................................         (28,478)        (132,586)

Cash at beginning of year ..................................          91,115          223,701
                                                                 -----------      -----------
Cash at end of year ........................................     $    62,637           91,115
                                                                 ===========      ===========

                                  ENVIRONMENT ONE CORPORATION
                                        AND SUBSIDIARY

                       Consolidated Statements of Cash Flows (continued)

                            Years ended December 31, 1996 and 1995

                                                                     1996             1995
                                                                 -----------      -----------
Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:
       Interest ............................................     $   251,503          334,407
                                                                 ===========      ===========
       Income taxes ........................................     $   689,173          275,378
                                                                 ===========      ===========

Supplemental disclosure of non-cash financing activity:
   Exchange of 2,390 and 2,000 shares of common stock in
    partial payment of exercise price on options during 1996
     and 1995, respectively ................................     $    14,340           11,250
                                                                 ===========      ===========
   Tax benefit from exercise of stock options ..............     $    38,182             --
                                                                 ===========      ===========



                 See accompanying notes to consolidated financial statements.

                                  ENVIRONMENT ONE CORPORATION
                                        AND SUBSIDIARY

                          Notes to Consolidated Financial Statements

                                  December 31, 1996 and 1995


(1) Summary of Significant Accounting Policies
       (a) Description of Business
            Environment    One    Corporation     (the    "Company")    is    an
               environment-oriented product and service company, which started operations in January of 1969. The Company operates in two business segments: (1) low pressure sewer systems, and (2) detection systems.

            The Sewer  Systems  business  primarily  manufactures  and  services grinder pumps pioneered by the Company to make low pressure sewer systems feasible. The low pressure sewer system has proven to be an economical and effective method of sewering otherwise difficult land developments including: waterfront, hilly terrain, very flat lands and areas with high water tables. As more and more communities are looking for cost effective solutions to waste water collection problems, Environment One Corporation's solution, EONE Sewers(TM), is increasingly used in mainstream municipal and developer applications. The principal markets served by the Company are city and county sewer districts, builders, land developers, and individual homeowners. Products are sold by direct sales from the Company's marketing function and through dealer networks across the United States, Canada, Europe, and Japan. There are other pump manufacturers offering grinder pumps for these markets. All but one of the Company's competitors offer a centrifugal type of pump.

            The Detection Systems business  manufactures the Generator Condition
                Monitor, the Cirrus Incipient Fire Detector ("IFD") (see further discussion below), and the Hydrogen Control Cabinet. The Generator Condition Monitor is designed to provide early warning of certain thermal failure conditions, which could lead to shutdown of hydrogen cooled electric power generators. The Cirrus IFD provides unique capabilities that allow for area fire detection often not attainable by any other means, such as operational stability in adverse ambient conditions, an air sampling system that allows for small, low maintenance, electrically inert sample heads that are adjustable to different levels of sensitivity resulting in low false alarm rates. During 1995, the Hydrogen Control Cabinet was added to the Detection Systems product offerings. The Hydrogen Control Cabinet continuously analyzes the purity of hydrogen and controls the rate of scavenging in hydrogen cooled turbine generators. The Detection Systems products are sold by direct sales from the Company's marketing function and through an independent network of distributors in the United States, Canada, and a few countries overseas. There are believed to be only two other manufacturers of this type of detection systems equipment worldwide.

            The Company  concluded an agreement with PROTEC Fire Detection,  plc of Nelson, Lancashire, England on January 16, 1996 for the sale of its Cirrus IFD product line. As a part of this agreement, the Company sold all Cirrus IFD assets, with a net book value at the date of sale of $8,456, for a realized gain of $291,544. The gain, net of certain other expenses, is included in miscellaneous income in the accompanying 1996 consolidated statement of operations.

            In April 1994, the Company sold its measurements division which had previously been a component of the Detection Systems business. As part of the consideration received in this sale, the Company accepted a five-year promissory note receivable of $141,458. During 1996, the Company determined that the remaining balance on the note was uncollectible and recorded a loss on the write-off of the outstanding balance of $135,533. The loss is included in miscellaneous income in the accompanying 1996 consolidated statement of operations.

       (b)Principles of Consolidation
            The consolidated   financial   statements   include  the   financial
                statements of Environment One Corporation and its majority-owned foreign subsidiary, which was incorporated in 1990. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)Net Income Per Common Share
            Net income per common share is based upon 4,269,499 weighted average common and common equivalent shares outstanding in 1996 and 4,090,065 shares in 1995. When dilutive, stock options are included as common equivalent shares using the treasury stock method. Fully diluted net income per common share is not materially different from primary net income per common share.

       (d)Revenues, Costs and Inventories
            Sales and related  cost of sales are  recognized  when  products are shipped to customers. Inventories are valued at the lower of cost or market (net realizable value), costs being determined principally on the basis of standards, which approximate average current production costs.

       (e)Property, Plant and Equipment
            Property,  plant and equipment are stated at cost.  Depreciation  on property, plant and equipment is computed using the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment over the following estimated useful lives:

                      Land improvements                        5-20 years
                      Building and building improvements       5-45 years
                      Machinery and equipment                  2-20 years

       (f)Patents and Other Assets
            The costs of patents  covering  products  expected  to be viable are deferred and amortized on a straight-line basis over twenty years from the date of filing or seventeen years from the date of issue, whichever is greater. The deferred costs of specific patent applications are written off if a patent application is rejected. Loan financing fees are amortized over the term of the loan to which they relate.

       (g)Research and Development
            All research  and   development   costs  are  charged   directly  to
                operations as incurred. Research and development costs of approximately $177,000 and $266,000 during 1996 and 1995, respectively, are included in general and administrative expenses.

       (h)Income Taxes
            Income taxes are accounted for under the asset and liability method.
                Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)Foreign Currency Translation
            Accounts of the foreign  subsidiary  have been  translated into U.S.
                dollars substantially in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52.

       (j)Stock Option Plans
            Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if, and to the extent that, the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

       (k)Impairment of Long-Lived Assets and Long-Lived Assets
            To Be Disposed Of
            The Company  adopted the provisions of SFAS No. 121,  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
                Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

       (l)Use of Estimates
            Management  of the  Company  has  made a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.
                Actual results could differ from those estimates.

(2) Short-term and Long-term Debt
            The Company  has  available  a  $2,500,000  line of  credit of which
                $2,425,000 is available at December 31, 1996. The line is secured by trade accounts receivable and inventories. The Company had $75,000 outstanding on this line of credit at December 31, 1996. The interest rate on this short-term borrowing at December 31, 1996 was based upon the bank's prime rate and was 8.25%. The line of credit, unless extended or renewed, expires on April 30, 1997.

            The Company's  long-term debt consisted of the following at December
                31, 1996:

                    Construction note, payable in
                    installments of $28,175 monthly
                    beginning January 1, 1995, plus
                    interest based on the bank's prime
                    rate plus 1/2% at December 31, 1996
                    (8.75% at December 31, 1996), maturing
                    December 2000, secured by real property     $ 1,838,594

                    Less installments due within one year           338,100
                                                                -----------
                    Long-term debt, excluding current
                        installments                            $ 1,500,494
                                                                ===========

            The line  of  credit  and  construction   loan  agreements   require
                compliance with certain financial loan covenants related to minimum current, debt service coverage and debt to worth ratios, as well as minimum working capital and net worth, and limitations on capital expenditures. At December 31, 1996, the Company was in compliance with these covenants.

            Future principal payments on long-term debt are as follows:

                       1997                               $    338,100
                       1998                                    338,100
                       1999                                    338,100
                       2000                                    824,294
                                                          ------------
                                                          $  1,838,594
                                                          ============

            The Company  is  not  required  to  maintain  compensating  balances pursuant to the credit terms under its line of credit with the bank.

(3)    Leases
            The Company is a party to  noncancellable  operating  leases for the rental of equipment and office space. Total rent expense incurred by the Company under operating leases during 1996 and 1995 was $17,057 and $17,679, respectively.

            The future  minimum lease payments  under  noncancellable  operating leases as of December 31, 1996 are as follows:

                  Year ending
                  -----------
                    1997                           $  12,488
                    1998                               8,248
                                                   ---------
                                                   $  20,736
                                                   =========

(4) Shareholders' Equity
            During 1996 and 1995,  22,600  and  13,600  shares of the  Company's common stock were issued upon exercise of stock options for $19,038 and $11,900, respectively. In addition, during 1996, 10,000 shares of common stock were issued to the Company's Chairman as compensation and valued in the amount of $47,501 and 999 shares of common stock held in treasury were issued as compensation to other individuals and valued in the amount of $4,995. During 1995, 15,000 shares of common stock held in treasury were issued to the Company's Chairman as compensation and valued in the amount of $45,000.

       (a)Amended and Restated Stock Option Plan
            The Company's Amended and Restated Stock Option Plan was established in 1971 authorizing 100,000 shares for option grants. During 1991, the shareholders approved an amendment to the plan, authorizing 400,000 shares for option grants. Under the plan, options to purchase common shares may be granted to directors, officers and other key employees of the Company, and such shares may be authorized and unissued shares, or issued and reacquired shares, as determined by the Board of Directors. The option price per share may not be less than the fair market value of a share of common stock on the date the option is granted, and the maximum term of an option may not exceed ten years. Options granted under the plan generally are exercisable 20% per year beginning one year from the date of grant. During 1996 and 1995, the Company granted options for 38,182 and 163,044 shares, respectively, under this plan.

            At December 31, 1996 and 1995, the Company has reserved 316,976 and 304,894 shares, respectively, of its common stock for the exercise of stock options under this plan, of which 246,285 and 123,550 shares, respectively, were exercisable. The weighted-average exercise price per share of those options exercisable under this plan was $3.14 and $2.30 at December 31, 1996 and 1995, respectively.

       (b)1996 Incentive Compensation Plan
            During 1996,  the Company  adopted a stock award and incentive  plan that permits the issuance of incentive stock options, non-qualified stock options, stock appreciation rights (SARS) and restricted stock awards to selected directors, officers and key employees of the Company, and such shares may be authorized and unissued shares, or issued and reacquired shares, as determined by the Board of Directors. The plan allows grants for options on 300,000 shares of common stock and provides that the term of each award be determined by the Committee of the Board of Directors ("Committee") charged with administering the plan, but cannot exceed 10 years.

            Under  the  terms  of  the  plan,  options  granted  may  be  either non-qualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share of common stock on the date of grant. SARS, and SARS granted in tandem with an option, shall be exercisable only to the extent the underlying option is exercisable, and in no event less than six months from the date of grant, and the grant price shall be equal to the exercise price of the underlying option. In addition, the Committee may grant restricted stock to participants of the plan at no cost. Other than the restrictions that limit the sale and transfer of these shares, participants are entitled to all rights of a shareholder. During 1996, the Company granted incentive stock options for 24,000 shares under this plan.

            At December 31, 1996, the Company had reserved 24,000 shares of its common stock for the exercise of options under this plan. None of the options were exercisable at December 31, 1996.

       (c)Plans for Non-Employee Directors
            During 1996, the Company adopted a  non-qualified  stock option plan for the benefit of all directors who are not employees of the Company. The plan allows grants for options on 100,000 shares of common stock and such shares may be authorized and unissued shares, or issued and reacquired shares, as determined by a committee of the Board of Directors comprised of disinterested directors.

            The option  price per  share  may not be less  than the fair  market value of a share of common stock on the date the option is granted , and the maximum term of an option may not exceed ten years. Options granted under the plan shall become exercisable in full one year from the date of grant. During 1996, the Company granted 9,090 shares under this plan.

            At December 31, 1996, the Company had reserved 9,090 shares of its common stock for the exercise of options under this plan. None of the options were exercisable at December 31, 1996.

            In addition, during 1996, the Company established a stock grant plan for non-employee directors that entitles each non-employee director to receive a stock grant equivalent to $10,000 on September 1st of each year following election to the Board of Directors. The grant is in lieu of all cash compensation for their participation on the Board of Directors. For the year ended December 31, 1996, the Company granted the equivalent of $50,000 in common stock, which has been recognized as non-cash compensation expense in the accompanying 1996 consolidated statement of operations.

            The following  table  summarizes,  by date of grant,  the  number of options issued and the exercise price per share. Options are generally exercisable 20% per year beginning one year from date of grant and expire ten years from date of grant:

                                Number of Options
Date of Grant                        Issued            Option Price
-------------                   -----------------      ------------
June 1988 ..................         22,500              $ 0.9375
                                    =======              ========
May 1990....................         19,000              $ 2.3750
                                    =======              ========
July 1991 ..................         16,500              $ 1.4375
                                    =======              ========
July 1992 ..................         30,000              $ 2.8750
                                    =======              ========
April 1993 .................         47,000              $ 2.6250
                                    =======              ========
May 1994 ...................         41,000              $ 2.3750
                                    =======              ========
May 1995 ...................         48,500              $ 3.0000
                                    =======              ========
May 1995 ...................        100,000 (a)          $ 2.8500
                                    =======              ========
December 1995 ..............         14,544 (b)          $ 5.5000
                                    =======              ========
May 1996 ...................         23,182 (a)          $ 5.2500
                                    =======              ========
July 1996 ..................         36,500              $ 5.1300
                                    =======              ========
September 1996 .............          2,500              $ 5.3750
                                    =======              ========
December 1996 ..............          9,090 (b)          $ 5.5000
                                    =======              ========

(a) Exercisable 50% at date of grant and 50% one year from the date of grant.
(b) Exercisable in full one year from the date of grant.

            The following table summarizes stock option transactions during 1996 and 1995:

                                                                              Weighted-Average
                                                    Option shares       Exercise Price Per Share
                                                    -------------       ------------------------
Balance at December 31, 1994 ...............            155,450                 $   2.09

Options granted ............................            163,044                     3.13

Options exercised ..........................            (13,600)                    0.88

Options expired ............................               --                         --
                                                       --------
Balance at December 31, 1995 ...............            304,894                     2.70

Options granted ............................             71,272                     5.22

Options exercised ..........................            (22,600)                    0.84

Options expired ............................             (3,500)                    2.45
                                                       --------
Balance at December 31, 1996 ...............            350,066                     3.34
                                                       ========

            The per share  weighted-average  fair value of stock options granted during 1996 and 1995 was $3.22 and $1.89 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, risk-free interest rate of approximately 6.5%, volatility of approximately 37%, and an expected life of 5 years; 1995 - expected dividend yield of 0%, risk-free interest rate of approximately 6.5%, volatility of approximately 37%, and an expected life of 5 years.

            The Company  applies APB Opinion No. 25 in accounting  for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated statements of operations. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                     1996                1995
                                               -------------         -----------
Net income:
     As reported .....................         $   1,254,687             821,377
                                               =============         ===========

     Pro forma .......................         $   1,088,114             753,481
                                               =============         ===========
Net income per common share:
     As reported .....................         $         .29         $       .20
                                               =============         ===========

     Pro forma .......................         $         .25         $       .18
                                               =============         ===========

            Proforma net income and net income  per common  share  reflect  only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods, generally 5 years, and compensation cost for options granted prior to January 1, 1995 is not considered.

(5)    Income Taxes
            Income tax expense for the years  ended  December  31, 1996 and 1995 consists of:

                                                  1996                    1995
                                             -----------             -----------
Current:
     Federal ....................            $   958,044                 382,213
     State ......................                 80,000                  70,000
                                             -----------             -----------
                                               1,038,044                 452,213
Deferred ........................               (271,539)                 54,921
                                             -----------             -----------
                                             $   766,505                 507,134
                                             ===========             ===========

            The following  table  reconciles  the  expected  tax  expense at the
                Federal statutory rate to the effective tax rate.

                                                       1996                     1995
                                                       ----                     ----
                                               Amount         %        Amount          %
                                             ---------      ----     ---------       ----
Computed expected
    tax expense ........................     $ 687,205      34.0%    $ 451,694       34.0%
State taxes, net of
    Federal benefit ....................        52,800       2.6        46,200        3.5
Research and experi-
    mentation credit ...................        (6,600)     (0.3)      (38,433)      (2.9)
Nondeductible loss of foreign subsidiary        12,881       0.6        10,320        0.8
Nondeductible expenses .................        15,247       0.8        12,322        0.9
Other ..................................         4,972       0.2        25,031        1.9
                                             ---------      ----     ---------       ----
                                             $ 766,505      37.9%    $ 507,134       38.2%
                                             =========      ====     =========       ====

            For the year  ended  December  31,  1996,  the  deferred  income tax benefit of $271,539 results from the changes in temporary differences. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1996 are presented below:

Deferred tax assets:
    Accounts receivable, due to allowance for
       doubtful accounts ........................................     $  31,311
    Inventories, principally due to additional costs
       inventoried for tax purposes pursuant to the Tax Reform
       Act of 1986 and inventory reserves .......................        64,703
    Warranty accrual ............................................        71,816
    Pension accrual .............................................        85,042
    Deferred compensation .......................................       125,617
                                                                      ---------
           Total gross deferred tax assets ......................       378,489
           Less valuation allowance .............................          --
                                                                      ---------
                                                                        378,489
Deferred tax liabilities:
   Prepaid expenses .............................................       (11,334)
   Property, plant and equipment, due to differences in
      depreciation lives and methods ............................        (4,731)
                                                                      ---------
            Net deferred tax asset ..............................     $ 362,424
                                                                      =========

            At December 31, 1995, the net deferred tax asset was $90,885 and there was no recorded valuation allowance.

            At December 31, 1996, the Company has New York State investment tax credit carryforwards of approximately $114,000.

       In assessing  the  realizability  of  deferred  tax  assets,   management
          considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making this assessment. Based upon the level of historical taxable income, projections for future taxable income and carryback opportunities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

       At December 31, 1996, $241,538 of deferred tax assets are included in other current assets.

(6) Employee Benefit Plans
       (a)Retirement and Profit Sharing Plans
            The Company has a defined  benefit  pension  plan  available  to all employees. Effective January 1, 1993, the Plan was amended to be non-contributory. The benefits are based on years of service and the employees' earnings history during the years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service rendered to date but also for those expected to be earned in the future. Plan assets consist of group annuity contracts which represent investments in mortgages and bonds.

            The following  table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1996:

Accumulated benefit obligation, including vested
   benefits of $847,041 .....................................       $  (896,654)
                                                                    ===========

Projected benefit obligation for service rendered to date....        (1,519,893)
Plan assets at fair value ...................................           831,821
                                                                    -----------
Deficiency of plan assets over projected benefit
   obligation ...............................................          (688,072)
Unrecognized prior service cost .............................           181,086
Unrecognized net loss from past experience different
   from that assumed and effects of changes in
   assumptions ..............................................           283,044
Unrecognized net asset at January 1, 1987 being
   recognized over 15 years .................................           (26,181)
                                                                    -----------
  Accrued pension cost ......................................       $  (250,123)
                                                                    ===========

            Net periodic pension cost included the following components:

                                                         1996             1995
                                                     ---------        ---------
Service cost - benefits earned during
    the period ...............................       $ 143,561          134,772
Interest cost on projected benefit
    obligation ...............................          94,985           86,818
Actual return on plan assets .................         (40,671)         (60,310)
Net amortization and deferral ................           1,247           19,083
                                                     ---------        ---------
    Net periodic pension cost ................       $ 199,122          180,363
                                                     =========        =========


            Assumptions used in  accounting  for the pension plan as of December
                31, 1996 and 1995 were:

                                                            1996         1995
                                                            ----         ----
Discount rate ........................................      7.25%        7.25%
Rate of increase in compensation levels ..............      6.00%        6.00%
Expected long-term rate of return on assets ..........      8.00%        8.00%

            During 1990,  the Company  established  a profit  sharing  plan that covers substantially all employees of Environment One Corporation. Profit sharing expense was $132,852 in 1995. There was no profit sharing expense in 1996.

            During 1992,  the Company  established a 401(k) savings plan that is
                available  to  all  employees   who  meet  certain   eligibility
                requirements. The Company does not contribute to this plan.

       (b)Deferred Compensation Plans
            (i)   Growth Performance Sharing
                  During 1996,  the  Company  established  a Growth  Performance
                      Sharing ("GPS") plan for all employees based on the achievement of certain objectives that include sales growth, profit growth and return on assets. During 1996, the Company recorded $357,126 of expense under the GPS plan, and at December 31, 1996 the unpaid portion, in the amount of $248,381, is included in accrued payroll and related costs in the accompanying 1996 consolidated balance sheet.

            (ii)  Deferred Compensation Plan
                  Effective  January 1, 1996,  the Company  adopted the Deferred
                      Compensation Plan for Certain Executive Employees (the "Plan"), which is a non-qualified deferred compensation plan for a select group of management and highly-compensated employees. The purpose of the Plan is to permit eligible employees to defer the receipt of up to 75% of future GPS bonuses, to have the deferred GPS bonuses applied to acquire shares of common stock, and to have the shares distributed at a future date selected by the employee or, if earlier, upon the employee's involuntary termination of employment. The Company will match an additional amount equal to 25% of the deferred GPS bonus. During 1996, the Company recorded $369,461 of expense under the Plan.

(7) Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       (a)Cash, Accounts Receivable, Accounts Payable and Accrued Expenses
            The carrying amount of cash, accounts  receivable,  accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

       (b)Note Payable and Long-term Debt
            The interest  rates on the Company's note payable and long-term debt are periodically reset according to changes in the bank's prime rate which are reflective of current market rates (see note 2). Consequently, the carrying value of the note payable and long-term debt approximates fair value.

(8) Industry Segment Information
            The Company's  operations consist of two segments that are concerned with the development, production and marketing of products. Sewer Systems consists of products designed to transport and treat sanitary sewer waste. Operations of the Detection Systems segment include the production and sale of products designed to protect equipment and facilities and until January 1996 included the production and sale of the Cirrus IFD product line as discussed in note 1(a). For the year ended December 31, 1996, the revenue, income from operations and total assets specifically attributable to the Cirrus IFD product line have been recorded within Corporate due to the sale of this product line. Also, during 1996 the Company established a Growth Performance Sharing plan, as discussed in note 6(b), that is based on the Company's achievement of certain objectives. The expenses recorded by the Company under this plan have been presented within Corporate because such expenses are based upon the performance of the Company as a whole. Total revenue includes sales to unaffiliated customers; there are no intersegment sales.

                              Sales to unaffiliated customers            Income (loss) from operations
                             ---------------------------------           -----------------------------
                                      1996             1995                    1996           1995
                               --------------    -------------              -----------    -----------
       Sewer Systems           $   18,724,259       15,212,914               2,237,321      1,734,186

       Detection Systems            1,893,907        2,127,518                 463,638        (97,370)
       Corporate                      918,264               -                 (494,053)       (22,902)
                               --------------    -------------             -----------    -----------
         Total                 $   21,536,430       17,340,432               2,206,906      1,613,914
                               ==============    =============             ===========    ===========
                                         Total assets
                               -------------------------------
                                     1996             1995

       Sewer Systems           $    8,728,565        6,446,760
       Detection Systems              999,135        1,113,824
       Corporate                    1,517,974        1,161,331
                               --------------    -------------
         Total                 $   11,245,674        8,721,915
                               ==============    =============


                                          Property, plant and equipment
                              --------------------------------------------------------
                                     Additions           Depreciation and amortization
                              ----------------------     -----------------------------
                                1996          1995             1996          1995
                              --------      --------         --------      --------
Sewer Systems ..........      $319,050       349,518          441,867       397,584
Detection Systems ......        29,800        18,157           47,568        28,577
Corporate ..............        54,918        80,424           74,170       126,577
                              --------      --------         --------      --------
  Total ................      $403,768       448,099          563,605       552,738
                              ========      ========         ========      ========

                               Amortization and abandonment
                                     of intangible assets
                               ----------------------------
                                   1996           1995
                                ----------     ----------
       Sewer Systems            $   32,688         16,721
       Detection systems                -             953
                                ----------     ----------
           Total                $   32,688         17,674
                                ==========     ==========

            Export sales of low pressure sewer systems were  approximately  2.8%
                and 3.7% of total Company sales in 1996 and 1995, respectively. Export sales of detection instruments were approximately 4.5% and 7.2% of total Company sales in 1996 and 1995, respectively.

(9) Business and Credit Concentrations
       (a)Concentration of Credit Risk and Sales to Major Customers
            Financial  instruments  which  potentially  subject the Company to a concentration of credit risk principally consist of trade receivables. The Company sells products to customers primarily in the United States. The Company's top eight customers comprised approximately 43% and 53% of trade accounts receivable at December 31, 1996 and 1995, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of customers but generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

            In addition, during 1996 and 1995, sales to a single customer amounted to 6% and 14% of consolidated sales, respectively.

       (b)Concentration of Purchasing Risk
            During 1996 and 1995,  approximately 52% and 51%,  respectively,  of the Company's purchases were made from ten vendors. No individual vendor comprised more than 10% of total purchases in 1996 and 1995.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                      None

                           Environment One Corporation
                                   Form 10-KSB
                                    Part III

Item 9. Directors and Executive Officers of the Company

                                                                    Date
        Name                        Position                    Office Began        Age
        ----                        --------                    ------------        ---
Walter W. Aker                      Director                       Dec 1968          78

John L. Allen                       Director                       May 1993          53

Stephen V. Ardia                    Chairman                       May 1995          55
                                    President, CEO                 Sept 1996

David M. Doin                       Vice President                 Sept 1991         41

Angelo Dounoucos                    Director                       May 1988          64
                                    President, CEO            Retired, Sept 1996

Lars Grenback                       Director                       May 1993          53

Robert G. James                     Director                       May 1984          72

Rolf E. Soderstrom                  Director                       May 1991          64

Philip W. Welsh                     Treasurer                      May 1995          39

All executive officers of the Corporation are included in the preceding table. Executive officers serve until the Board of Directors' meeting immediately following the Annual Meeting of Shareholders or until their successors are elected.

Directors elected at the Company's Annual Meeting serve until the next Annual Meeting. All of the above directors were elected by the Shareholders at the Annual Meeting held May 23, 1996.

Business Experience During the Past Five Years:

Walter W. Aker

He was vice president of the Company from 1968 to 1975 and from 1982 to 1993. He was elected corporate secretary from 1976 to 1993.

John L. Allen

He is managing partner for the Financial Services Practice, North America, for Heidrick & Struggles, Inc., a global executive search firm. He is located in the New York, NY office and is also a director of the firm. Prior to his joining the firm in 1991, he had 24 years in banking including nearly thirteen as a chief executive officer of Amoskeag Bank Shares, Inc. and Key Bank of Southeastern New York. He has a bachelor of science degree in business administration from Rochester Institute of Technology, a master of public administration from the Graduate School of Public Affairs, State University of New York (SUNY) Albany, and is a graduate of the Harvard Business School Program for Management Development.

Stephen V. Ardia

He was elected president and chief executive officer on September 1, 1996. He received his master of business administration from Rutgers University and a bachelor of science degree from the U.S. Merchant Marine Academy. After working with Goulds Pumps, Inc. since 1965, he became its president in 1985. He retired in 1994 joining Environment One Corporation as chairman in May, 1995. He presently serves as a member of the board of directors of MaxTec Holdings of Dallas, Texas.

David M. Doin

He was elected vice president in September, 1991 and also serves as the general manager of the Detection Systems Business. He received his bachelor of science degree in business from the State University of New York at Albany in 1983. He joined the Company in 1977 in Measurement Services sales and was appointed product manager, Scientific Instruments, in 1981.

Angelo Dounoucos

He was vice president and director of Environment One Corporation from 1969 to 1976. He rejoined the Company in 1986 after eight years as a project marketing manager at the General Electric Corporate Research and Development Center. He was elected president on January 1, 1989 and chief executive officer on March 14, 1990. He retired as president and chief executive officer on September 1, 1996.

Business Experience of Executive Officers During the Past Five Years (con't.)

Lars Grenback

He received his bachelor of economics and business administration degree from Uppsala University, Sweden in 1969 and his university certificate in marketing, advertising and public relations in 1970. Since 1975, he has been working with the low pressure sewer system in the Scandinavian countries and has been president of Svensk Kommunalteknik AB since 1980.

Robert G. James

He received his bachelor of science degree from Northwestern University, his master's degree in business administration from Harvard Business School in 1948 and his doctorate in economics from the Harvard Graduate School in 1952. He is vice chairman of Enterprise Asset Management Inc. He is also a Certified Public Accountant.

Rolf E. Soderstrom

He received his bachelor of science degree in engineering from Tufts University and his master's degree from Northeastern University. He has thirty-five years of line management experience as vice president of Motorola, executive vice president of Codex Corporation and assistant general manager of the Systems Division of the Foxboro Company. He is president of the TCS Group, a management consulting firm; director of AG-BAG International Limited, a farm equipment supplier, a director of Walpole Massachusetts Cooperative Bank; and a managing director of the Nassau Group, a private investment banking company.

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

Item 10. Executive Compensation

Information required by this item is contained in the Company's Proxy Statement for its May 15, 1997 Annual Meeting, which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is contained in the Company's Proxy Statement for its May 15, 1997 Annual Meeting, which is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         None

Item 13. Exhibits and Reports on Form 8-K

Exhibits

3.1 Registrant's Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form 10-Q Report for the period ending 6/30/88. (File No. 1-7037)

3.2      Registrant's by-laws, as amended,  incorporated by reference to Exhibit
         3.2 to Form  10-Q  Report  for the  period  ending  6/30/88.  (File No.
         1-7037)

3.3      Registrant's amendment to Certificate of Incorporation.

4.1 Specimen of Registrant's Common Stock Certificate incorporated by reference to Exhibit 4.0 of Registration Statement. (File No. 2-38321)

4.2 $2,500,000 Secured Working Capital Revolving Line of Credit Loan dated August 19, 1992 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.3 $3,000,000 Loan and Security Agreement dated December 30, 1992 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.4 Note and Secured Revolving Line of Credit Agreement Modification Agreement No. 2 dated March 20, 1995 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.5 Note and Loan and Security Agreement Modification Agreement No. 2 dated March 20, 1995 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.6 Note and Secured Revolving Line of Credit Agreement Modification Agreement No. 3 dated March 30, 1995 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.7 Note and Loan and Security Agreement Modification Agreement No. 3 dated March 30, 1995 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.8 Note and Secured Revolving Line of Credit Agreement Modification Agreement No. 4 dated October 18, 1995 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.9 Note and Loan and Security Agreement Modification Agreement No. 4 dated October 18, 1995 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.10 Building Loan Agreement Modification Agreement dated November 15, 1995 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.11 $2,500,000 Secured Working Capital Revolving Line of Credit Note dated October 18, 1995 between the Registrant and Fleet Bank of New York incorporated by reference to previously filed form 10-KSB.

4.12 Note and Secured Revolving Line of Credit Agreement Modification Agreement No. 5 dated June 17, 1996 between the Registrant and Fleet Bank of New York.

4.13 Note and Loan and Security Agreement Modification Agreement No. 5 dated June 17, 1996 between the Registrant and Fleet Bank of New York.

10.1     Registrant's  1972 Stock  Option  Plan  incorporated  by  reference  to
         Exhibit 10.1 to Form 10-K Report for the year ended 12/31/88. (File No. 1-7037)

10.2 Registrant's 1996 Incentive Compensation Plan incorporated by reference to Exhibit 10.2 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No. 33-15225)

10.3 Registrant's 1996 Incentive Compensation Plan for Non-Employee Directors incorporated by reference to Exhibit 10.3 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No. 33-15221)

10.4 Registrant's Non-Employee Directors Stock Grant Plan incorporated by reference to Exhibit 10.4 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No. 33-15223)

10.5 Registrant's Amended and Restated Stock Option Plan incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No. 33-15227)

10.6 Registrant's Deferred Compensation Plan for Certain Executive Employees of Environment One Corporation incorporated by reference to Exhibit
         10.6 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No. 33-15229)

23.1     Consent of Independent Auditors, KPMG Peat Marwick, LLP.

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

                           Environment One Corporation
                                   Form 10-KSB

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environment One Corporation
(Registrant)


/s/Stephen V. Ardia
-------------------
Stephen V. Ardia                                     Date: March 25, 1997
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons, which included the chairman, chief executive officer, director of finance and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Stephen V. Ardia                         /s/Angelo Dounoucos
-------------------                         -------------------
Stephen V. Ardia                            Angelo Dounoucos
Chairman, President and CEO                 Director
Date: March 25, 1997                        Date: March 25, 1997

/s/Philip W. Welsh                          /s/Lars Grenback
------------------                          ----------------
Philip W. Welsh                             Lars Grenback
Director of Finance and Treasurer           Director
Date: March 25, 1997                        Date: March 25, 1997

/s/Walter W. Aker                           /s/Robert G. James
-----------------                           ------------------
Walter W. Aker                              Robert G. James
Director                                    Director
Date: March 25, 1997                        Date: March 25, 1997


/s/John L. Allen                            /s/Rolf E. Soderstrom
----------------                            ---------------------
John L. Allen                               Rolf E. Soderstrom
Director                                    Director
Date: March 25, 1997                        Date: March 25, 1997