Form 10QSB
period 1997-03-31
ENVIRONMENT ONE CORP
filed 1997-05-09
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934



                          Commission File Number 0-5633


                           ENVIRONMENT ONE CORPORATION
                 (Name of small business issuer in its charter)


           New York                                             14-1505298
--------------------------------------------------------------------------------
(State or other  jurisdiction  of                           (IRS Employer
incorporation of organization)                             Identification No.)


   2773 Balltown Road, Niskayuna, NY                            12309-1090
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

                             Yes  [ X ]    No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

   The number of shares of Common  Stock,  par value $.10 as of March 31,  1997:
4,219,054


Transitional Small Business Disclosure Format (check one):

                             Yes  [   ]    No  [ X ]

                           Environment One Corporation
                                   FORM 10-QSB



                                      INDEX



                                                                     Page
                                                                     ----

Part I. Financial Information-

Item 1. - Financial Statements
Consolidated Balance Sheets March 31, 1997 and
December 31, 1996                                                     3-4

Consolidated Statements of Operations for the Three Months
Ended March 31, 1997 and 1996                                          5

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 1997 and 1996                                          6

Notes to Consolidated Financial Statements                             7

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   8-11

Part II. Other Information                                             12

Signatures                                                             12

                        Part I - Financial Information

Item 1. Financial Statements

                           Environment One Corporation
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996

         Assets                                       3/31/97          12/31/96
                                                  ------------      ------------
Current Assets
          Cash and Cash Equivalents .........     $     69,967            62,637
          Accounts Receivable, Net ..........        4,506,278         4,931,421
          Inventories
             Raw Materials ..................        1,766,978         1,439,020
             Work in Process ................          224,062           469,001
             Finished Goods .................          480,609           364,079
                                                  ------------      ------------
                                                     2,471,649         2,272,100
Other Current Assets ........................          466,603           347,577
                                                  ------------      ------------
     Total Current Assets ...................        7,514,497         7,613,735
                                                  ------------      ------------

Property, Plant and Equipment
     Land ...................................          334,491           334,491
     Buildings ..............................        2,271,832         2,271,832
     Machinery and Equipment ................        5,067,877         5,024,175
     Construction in Progress ...............          129,886            50,689
     Less: Accumulated Depreciation .........       (4,445,173)       (4,310,173)
                                                  ------------      ------------
     Net Property, Plant and Equipment ......        3,358,913         3,371,014
Other Assets ................................          254,631           269,792
                                                  ------------      ------------
Total Assets ................................       11,128,041        11,254,541
                                                  ============      ============

         Liabilities and Shareholders' Equity

Current Liabilities
     Book Overdraft .........................           87,904                 0
     Current Installments - Long Term Debt ..          338,100           338,100
     Notes Payable - Bank ...................          454,000            75,000
     Accounts Payable .......................        1,480,206         1,918,866
     Accrued Expenses .......................        1,062,102         1,296,170
                                                  ------------      ------------
          Total Current Liabilities .........        3,422,312         3,628,136

Deferred Compensation .......................          369,461           369,461
Minority Interest ...........................           54,871            43,068
Long Term Debt ..............................        1,415,970         1,500,494
                                                  ------------      ------------
      Total Liabilities .....................        5,262,614         5,541,159
                                                  ------------      ------------

                           Environment One Corporation
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996

                                                      3/31/97          12/31/96
                                                  ------------      ------------
Shareholders' Equity
     Common Stock at Par Value ..............          423,855           416,997
     Additional Paid in Capital .............        7,816,493         7,446,789
     Accumulated Deficit ....................       (1,931,220)       (2,076,164)
                                                  ------------      ------------
                                                     6,309,128         5,787,622
     Less: Treasury Stock at Cost ...........         (443,701)          (74,240)
                                                  ------------      ------------
       Total Shareholders' Equity ...........        5,865,427         5,713,382
                                                  ------------      ------------

Total Liabilities and Shareholders' Equity ..     $ 11,128,041        11,254,541
                                                  ============      ============

          (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996

                                                  Three Months Ended March 31,
                                                 -------------------------------
                                                     1997               1996
                                                 -----------        ------------
Revenue ..................................       $ 4,547,725          3,945,236
                                                 -----------        -----------

Costs and Expenses

          Cost of Sales ..................         2,934,433          2,866,375

          Selling and Marketing ..........           601,876            529,357

          General and Administrative .....           738,377            362,202

          Interest Expense ...............            41,984             62,723

         Other Expense (Income) ..........            (2,489)          (177,964)
                                                 -----------        -----------

Total Expenses, Net ......................         4,314,181          3,642,693
                                                 -----------        -----------


Net Earnings Before Taxes ................           233,544            302,543

Income Tax Expense .......................            88,600            113,700
                                                 -----------        -----------


Net Earnings .............................           144,944            188,843
                                                 ===========        ===========

Per Share Amounts:
Primary Earnings per Common Share ........       $      0.03        $      ---
Fully Diluted Earnings per Common Share ..              0.03               ---
Weighted Average Earnings per Common Share       $       ---        $      0.05
                                                 ===========        ===========

          (See Accompanying Notes to Consolidated Financial Statements)

                                Environment One Corporation
                           Consolidated Statements of Cash Flows
                     For the Three Months Ended March 31,1997 and 1996

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                    1997           1996
                                                                 ---------      ---------
Cash Flows-Operating Activities:

Net Earnings ...............................................     $ 144,944        188,843

Adjustments to Reconcile Net Earnings
to Net Cash Provided (Used) by Operating Activities:

Depreciation and Amortization ..............................       144,117        162,908
Decrease (Increase) - Accounts Receivable, Net .............       425,143       (625,032)
Decrease (Increase) - Inventories ..........................      (199,549)      (187,520)
Decrease (Increase) - Prepaid Expenses .....................      (119,026)       (30,572)
Decrease (Increase) - Other L/T Assets .....................         6,044            605
Increase (Decrease) - Accounts Payable .....................      (438,660)       384,164
Increase (Decrease) - Accrued Expenses and Other Liabilities      (234,068)        38,239
Increase (Decrease) - Minority Interest ....................        11,803         (6,398)
                                                                 ---------      ---------
Net Cash Provided (Used) by Operating Activities ...........      (259,252)       (74,763)
                                                                 ---------      ---------

Cash Flows Used in Investing Activities:
Capital Expenditures .......................................      (122,899)      (132,249)
                                                                 ---------      ---------

Cash Flows From Financing Activities:
Increase (Decrease) - Book Overdraft .......................        87,904              0
Increase (Decrease) - Note Payable to Bank .................       379,000        350,000
Increase (Decrease) - Long Term Debt .......................       (84,524)       (84,611)
Issuance of Common Stock ...................................         7,101          1,875
Purchase of Treasury Stock .................................             0        (16,609)
                                                                 ---------      ---------
Net Cash Provided (Used) by Financing Activities ...........       389,481        250,655
                                                                 ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents .......         7,330         43,643

Cash and Cash Equivalents at Beginning of Period ...........        62,637         91,115
                                                                 ---------      ---------

Cash and Cash Equivalents at End of Period .................     $  69,967        134,758
                                                                 =========      =========

Supplemental disclosure of non-cash financing activity:

Issuance of 65,681 shares of common stock held in trust and
recorded as treasury stock as part of the Company's
deferred compensation plan for certain executive officers        $ 369,461           --
                                                                 =========      =========
               (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are only of a normal recurring nature, necessary to fairly present Environment One Corporation's financial position as of March 31, 1997 and December 31, 1996 as well as the results of operations and cash flows for the three months ended March 31, 1997 and 1996. Operating results for any quarter are not necessarily indicative of results for any future periods.

         2. Net earnings per share computations are based on primary and fully diluted number of shares of Common Stock outstanding for the period ending March 31, 1997 and the weighted average number of shares of Common Stock outstanding for the period ending March 31, 1996. (March 31, 1997; 4,388,467 and 4,404,171
shares, March 31, 1996; 4,114,657 shares).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which establishes standards for computing and presenting earnings per share
(EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related interpretations. Statement 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution (such as the effect of the Company's outstanding stock options) and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

The Company will present its EPS information in accordance with Statement 128 as of December 31, 1997. Manaagement anticipates that the effect of the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

         3. In January, 1996, the Company concluded an agreement with PROTEC Fire Detection, plc of Nelson, Lancashire, England for the sale of its Cirrus IFD product line. In a two-stage transaction with an approximate value of $750,000, the Company transferred all Cirrus IFD assets and operations to PROTEC and simultaneously entered into a product technology development contract that was concluded in 1996. The pre-tax impact of the sale, net of certain expenses, was a gain of $176,000 and is recorded as other income in the statement of operations for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


                   Three Months Ended March 31, 1997 and 1996
                   (all figures rounded to the nearest 000's)


Revenue for the period increased $602,000, or 15.3% over the same period last year. Increases over results from the quarter ended March 31, 1996 were recorded in both Sewer Systems and Detection Systems businesses.

Revenue's from the Company's Sewer Systems business continue to show improvement over prior periods. Management is of the opinion that the addition of a more powerful distribution network, increases in the number and size of municipal projects, continued growth in the overall market and realignment of its sales territories accounts for this growth and bodes well for future growth.

As part of the Detection Systems business revenue increase, sales of the Company's Hydrogen Control Cabinet showed significant improvement as the Company did not ship any units in the first quarter of 1996 due to customer delays in placing orders. Generator Condition Monitor sales remained virtually flat over the same period last year. The Company continued to manufacture and supply Cirrus IFD units to PROTEC during the first quarter and is expecting to finish its commitment with PROTEC in the second quarter of 1997.

Cost of Sales increased $68,000 when compared to the same period last year. Expressed in percent of sales, cost of sales decreased from 72.6% in the first three months of 1996 to 64.5% in the three months ended March 31, 1997. The resulting improvement in gross margin is mainly attributable to reduced direct material costs expressed as a percent of sales resulting from changes in product mix on a comparative quarter basis. Indirect costs remained virtually flat on a quarter to quarter basis.

Selling and Marketing costs increased $73,000 compared to the first quarter of 1996. The majority of this increase resulted from increases in expenditures in advertising, promotion and sales literature as the Company continues its effort to support the Sewer Systems business distribution network. During the first quarter of 1997, the Company closed its Sewer System sales offices in Georgia and Texas. During 1996, the Company added new and more powerful distributors in both areas along with opening a new sales office in New Mexico allowing for a smooth transition in territory realignment despite closing of the two offices.

                   (all figures rounded to the nearest 000's)

General and Administrative costs, including research and development, increased $376,000 over the same period last year. Research and development costs increased $23,000 while other general and administrative costs increased $353,000.

The major portion of the increase in other general and administrative costs is attributable to an increased growth performance sharing expense accrual. In the first quarter of 1996, the Company implemented a new growth performance sharing plan to take the place of its profit sharing plan. Targets for growth in sales and operational earnings along with return on assets were established and are reviewed on an annual basis. Quarterly expense accruals are made based on the performance of the Company.

Interest expense decreased $21,000 over the first three months of 1996. Average monthly debt during the first quarter of 1997 was $655,000 less than the same period in 1996. The reduced debt level along with a reduction in interest rates due to a lower bank prime rate account for the lower interest cost.

Other income decreased $175,000 over last year as a result of the sale of the Cirrus IFD product line to PROTEC in the first quarter of 1996.


                        Financial Position and Liquidity
                   (all figures rounded to the nearest 000's)

Cash needs for the first three months of 1997 were met primarily by short term borrowing on the Company's line of credit of $379,000, most of which occurred during the month of March. Capital expenditures remained flat at $123,000 along with a reduction in long term debt of $85,000. Borrowing on the line of credit was primarily due to an increase in inventory of $200,000 and a decrease in accounts payable of $439,000. During the same period last year, the Company was able to reduce short term borrowing by $350,000 along with reducing long term debt by $85,000.

During the first quarter of 1997, the Company improved its method of banking by initiating a "target balance" program with Fleet Bank. This program allows the maximum use of outstanding checks and provides for overnight interest bearing use of available funds. As a result, a new account, "book overdraft", now appears on the consolidated balance sheet and consolidated statement of cash flows.

Continued control over inventory, operating expenses and capital expenditures along with forecasted cash receipts and line of credit availability will enable the Company to meet its day-to-day working capital requirements in the near term.

The line of  credit,  which  expired  in April of 1997,  has been  approved  for renewal by the Company's primary lender. At the same time, a pricing modification to the Company's term loan has been offered to allow the Company to purchase a fixed rate swap. In consideration for the renewal and pricing modification, the lender has modified certain loan covenants. Management is currently reviewing these proposals and is confident that a successful outcome will be reached.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves while limiting unwarranted litigation, provided that the statements are identified as forward-looking and are accompanied by meaningful cautionary statements regarding important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act, and is including the information set forth below in this Form 10-QSB to point out the inherent difficulties in predicting the impact of certain factors.

While the Company believes that its assumptions underlying any forward-looking statements are reasonable, the following information includes important factors which could cause the Company's actual results to differ materially from any result which might be projected, forecasted, estimated, or budgeted by the Company in its forward-looking statements, whether contained in this Form 10-QSB or otherwise.

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

The foregoing list of factors should not be construed as exhaustive, or as any admission regarding the adequacy of disclosures made by the Company prior to the filing of this Form 10-QSB.

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

                                                    ENVIRONMENT ONE CORPORATION


Date: May 9, 1997                                By:/s/Stephen V. Ardia
                                                    -------------------
                                                    Stephen V. Ardia
                                                    Chairman, President and CEO




Date: May 9, 1997                                By:/s/ Philip W. Welsh
                                                    -------------------
                                                    Philip W. Welsh
                                                    Director of Finance
                                                    Treasurer