Form 10QSB
period 1997-06-30
ENVIRONMENT ONE CORP
filed 1997-08-06
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                             Yes  [ X ]    No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The  number  of  shares of Common  Stock,  par value  $.10 as of June 30,  1997:
4,230,762.


Transitional Small Business Disclosure Format (check one):

                             Yes  [   ]    No  [ X ]

                           Environment One Corporation
                                   FORM 10-QSB



                                      INDEX



                                                                   Page No.
                                                                   --------

Part I. Financial Information-

Item 1. - Financial Statements
Consolidated Balance Sheets June 30, 1997 and
December 31, 1996                                                    3 - 4

Consolidated Statements of Income for the Six Months
Ended June 30, 1997 and 1996                                           5

Consolidated Statements of Income for the Three Months
Ended June 30, 1997 and 1996                                           6

Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 1997 and 1996                                         7 - 8

Notes to Consolidated Financial Statements                             9

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 10 - 14

Part II. Other Information                                            15

Signatures                                                            16

Item 1. Financial Statements

                           Environment One Corporation
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996


                                                      6/30/97          12/31/96
                                                  ------------      ------------
         Assets

Current Assets
     Cash and Cash Equivalents ..............     $    561,883            62,637
     Accounts Receivable, Net ...............        4,911,763         4,931,421
     Inventories
             Raw Materials ..................        1,534,559         1,439,020
             Work in Process ................          204,990           469,001
             Finished Goods .................          221,159           364,079
                                                  ------------      ------------
                                                     1,960,708         2,272,100
Other Current Assets ........................          475,046           347,577
                                                  ------------      ------------
     Total Current Assets ...................        7,909,400         7,613,735
                                                  ------------      ------------

Property, Plant and Equipment
     Land ...................................          334,491           334,491
     Buildings ..............................        2,294,861         2,271,832
     Machinery and Equipment ................        5,194,684         5,024,175
     Construction in Progress ...............           86,569            50,689
     Less: Accumulated Depreciation .........       (4,610,173)       (4,310,173)
                                                  ------------      ------------
     Net Property, Plant and Equipment ......        3,300,432         3,371,014
Other Assets ................................          242,113           269,792
                                                  ------------      ------------
Total Assets ................................       11,451,945        11,254,541
                                                  ============      ============

         Liabilities and Shareholders' Equity

Current Liabilities
     Current Installments - Long Term Debt ..          338,100           338,100
     Note Payable - Bank ....................                0            75,000
     Accounts Payable .......................        1,806,096         1,918,866
     Accrued Expenses .......................        1,176,484         1,296,170
                                                  ------------      ------------
          Total Current Liabilities .........        3,320,680         3,628,136

Deferred Compensation .......................          369,461           369,461
Minority Interest ...........................           49,175            43,068
Long Term Debt ..............................        1,331,445         1,500,494
                                                  ------------      ------------
      Total Liabilities .....................        5,070,761         5,541,159
                                                  ------------      ------------

                           Environment One Corporation
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996
                                  (continued)


                                                     6/30/97          12/31/96
                                                  ------------      ------------
Shareholders' Equity
     Common Stock at Par Value ..............          425,115           416,997
     Additional Paid in Capital .............        7,899,222         7,446,789
     Accumulated Deficit ....................       (1,492,873)       (2,076,164)
                                                  ------------      ------------
                                                     6,831,464         5,787,622
     Less: Treasury Stock at Cost ...........         (450,280)          (74,240)
                                                  ------------      ------------
       Total Shareholders' Equity ...........        6,381,184         5,713,382
                                                  ------------      ------------

Total Liabilities and Shareholders' Equity ..     $ 11,451,945        11,254,541
                                                  ============      ============

          (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 1997 and 1996



                                                    Six Months Ended June 30,
                                                 -------------------------------
                                                      1997              1996
                                                 ------------      ------------
Revenue ....................................     $ 10,250,728         9,273,381
                                                 ------------      ------------

Costs and Expenses

          Cost of Sales ....................        6,692,690         6,569,901

          Selling and Marketing ............        1,220,681         1,083,242

          General and Administrative .......        1,321,042           769,662

          Interest Expense, Net ............           81,946           129,828

          Other Income, Net ................          (10,222)         (180,090)
                                                 ------------      ------------

Total Expenses, Net ........................        9,306,137         8,372,543
                                                 ------------      ------------


Net Earnings Before Taxes ..................          944,591           900,838

Income Tax Expense .........................          361,300           340,800
                                                 ------------      ------------


Net Earnings ...............................          583,291           560,038
                                                 ============      ============

Per Share Amounts:
Primary Earnings per Common Share ..........     $       0.13
Fully Diluted Earnings per Common Share ....             0.13
Weighted Average Earnings per Common Share .                       $       0.14
                                                 ============      ============

          (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 1997 and 1996



                                                    Three Months Ended June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------
Revenue ......................................     $ 5,703,003        5,328,145
                                                   -----------      -----------

Costs and Expenses

          Cost of Sales ......................       3,758,257        3,703,526

          Selling and Marketing ..............         618,805          553,885

          General and Administrative .........         582,665          407,460

          Interest Expense, Net ..............          39,962           67,105

          Other Income, Net ..................          (7,733)          (2,126)
                                                   -----------      -----------

Total Expenses, Net ..........................       4,991,956        4,729,850
                                                   -----------      -----------


Net Earnings Before Taxes ....................         711,047          598,295

Income Tax Expense ...........................         272,700          227,100
                                                   -----------      -----------


Net Earnings .................................         438,347          371,195
                                                   ===========      ===========

Per Share Amounts:
Primary Earnings per Common Share ............     $      0.10
Fully Diluted Earnings per Common Share ......            0.10
Weighted Average Earnings per Common Share ...                      $      0.09
                                                   ===========      ===========

          (See Accompanying Notes to Consolidated Financial Statements)

                                  Environment One Corporation
                             Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,1997 and 1996

                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                      1997            1996
                                                                   ----------      ----------
Cash Flows-Operating Activities:

Net Earnings .................................................     $  583,291         560,038

Adjustments to Reconcile Net Earnings
to Net Cash Provided (Used) by Operating Activities:

Non-cash Compensation Expense ................................         70,000               0
Depreciation and Amortization ................................        315,612         296,658
Decrease (Increase) - Accounts Receivable, Net ...............         19,658      (1,602,358)
Decrease (Increase) - Inventories ............................        311,392         (90,006)
Decrease (Increase) - Prepaid Expenses .......................       (127,469)        (81,425)
Decrease (Increase) - Other L/T Assets .......................         12,067           3,766
Increase (Decrease) - Accounts Payable .......................       (112,770)        633,108
Increase (Decrease) - Accrued Expenses and Other Liabilities .       (112,272)        157,090
Increase (Decrease) - Minority Interest ......................          6,107         (13,756)
                                                                   ----------      ----------

Net Cash Provided (Used) by Operating Activities .............        965,616        (136,885)
                                                                   ----------      ----------

Cash Flows Used in Investing Activities:
Capital Expenditures .........................................       (229,418)       (273,599)
                                                                   ----------      ----------

Cash Flows From Financing Activities:
Increase (Decrease) - Note Payable to Bank ...................        (75,000)        575,000
Increase (Decrease) - Long Term Debt .........................       (169,049)       (169,194)
Issuance of Common Stock .....................................          7,097           2,073
Purchase of Treasury Stock ...................................              0         (34,489)
                                                                   ----------      ----------

Net Cash Provided (Used) by Financing Activities .............       (236,952)        373,390
                                                                   ----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents .........        499,246         (37,094)

Cash and Cash Equivalents at Beginning of Period .............         62,637          91,115
                                                                   ----------      ----------

Cash and Cash Equivalents at End of Period ...................     $  561,883          54,021
                                                                   ==========      ==========

                                  Environment One Corporation
                             Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,1997 and 1996
                                         (continued)

                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                      1997            1996
                                                                   ----------      ----------
Supplemental disclosure of non-cash financing activity:

  Issuance  of 65,681 shares of common stock held in trust
    and recorded as treasury stock as part of the Company's
    deferred compensation plan for certain executive officers.     $  369,461            --
                                                                   ==========      ==========

  Exchange of 892 and 2,390 shares of common stock in
    partial  payment  of exercise price on stock options
    during 1997 and 1996, respectively .......................     $    6,579          14,340
                                                                   ==========      ==========

  Tax benefit from exercise of stock options .................     $    7,414          31,425
                                                                   ==========      ==========

Cash paid during the year for:
   Interest ..................................................     $   89,736         129,964
                                                                   ==========      ==========
   Income Taxes ..............................................     $  461,894         231,321
                                                                   ==========      ==========

                 (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                   Notes to Consolidated Financial Statements
                For the Three Months Ended June 30, 1997 and 1996

                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are only of a normal recurring nature, necessary to fairly present Environment One Corporation's financial position as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. Operating results for any quarter are not necessarily indicative of results for any future periods.

         2. Net earnings per share computations are based on primary and fully diluted number of shares of Common Stock outstanding for the period ended June 30, 1997 and the weighted average number of shares of Common Stock outstanding for the period ended June 30, 1996. (June 30, 1997; 4,400,164 and 4,453,742 shares, June 30, 1996; 4,114,851 shares).

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

Basic EPS excludes dilution (such as the effect of the Company's outstanding stock options) and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

The Company will present its EPS information in accordance with Statement 128 as of December 31, 1997. Management anticipates that the effect of the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

         3. In January, 1996, the Company concluded an agreement with PROTEC Fire Detection, plc of Nelson, Lancashire, England for the sale of its Cirrus IFD product line. In a two-stage transaction with an approximate value of $750,000, the Company transferred all Cirrus IFD assets and operations to PROTEC and simultaneously entered into a product technology development contract that was concluded in 1996. The pre-tax impact of the sale, net of certain expenses, was a gain of $176,000 and is recorded as other income in the statement of operations for the six months ended June 30, 1996.

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

                     Six Months Ended June 30, 1997 and 1996
                   (all figures rounded to the nearest 000's)

Revenue for the period increased $977,000, or 10.5% over the same period last year. Increased revenues were recorded over the first six months of 1996 in both Sewer Systems and Detection Systems businesses.

Revenue's from the Company's Sewer Systems business continue to show improvement over prior periods. Management is of the opinion that the addition of a more powerful distribution network, increases in the number and size of municipal projects, continued growth in the overall market and realignment of its sales territories accounts for this growth and bodes well for future growth.

As part of the Detection Systems business revenue increase, sales of the Company's Hydrogen Control Cabinet showed significant improvement over the same period last year as the Company began shipment of the product in the second quarter of 1996. Generator Condition Monitor sales also showed improvement over the same period last year buoyed by strong second quarter sales.

The Company continued to manufacture and supply Cirrus IFD units to PROTEC during the first six months of 1997 and is expecting to finish its commitment with PROTEC in the third quarter of 1997.

Cost of sales increased $123,000 when compared to the same period last year. Expressed as a percent of sales, cost of sales decreased by 5.5 points from 70.8% to 65.3%. The resulting improvement in gross margin is mainly attributable to reduced direct material costs expressed as a percent of sales resulting from changes in product mix on a comparative period basis. Indirect costs increased slightly in the categories of maintenance, incoming freight and small tools reflecting the impact of higher variable indirect manufacturing costs as a result of increased shipments during the period.

Selling and Marketing costs increased $137,000 compared to the first six months of 1996. The majority of this increase resulted from increased expenditures for sales promotion and literature as the Company continues its effort to support the Sewer Systems business distribution network. During the first quarter of 1997, the Company closed its Sewer System sales offices in Georgia and Texas. During 1996, the Company added new and more powerful distributors in both areas along with opening a new sales office in New Mexico allowing for a smooth transition in territory realignment despite closing of the two offices.

General and Administrative costs, including research and development, increased $551,000 over the same period last year. Research and development costs increased $23,000 while other general and administrative costs increased $528,000.

                   (all figures rounded to the nearest 000's)

The major portion of the increase in other general and administrative costs is attributable to an increased growth performance sharing expense accrual. In the first quarter of 1996, the Company implemented a new growth performance sharing plan to take the place of its profit sharing plan. Targets for growth in sales and operational earnings along with return on assets were established and are reviewed on an annual basis. Quarterly expense accruals are made based on the performance of the Company. Other expense categories showing increases over the same period last year include training, legal, consultant and investor relations.

Interest expense decreased $48,000 over the same period last year. The primary reason for the lower interest expense is reduced borrowing on the line of credit. In the second quarter of 1997, the Company had very limited borrowing during the early part of the quarter and was able to make overnight investments with available funds for the majority of the quarter thereby generating interest income.

Other income decreased $168,000 over last year as a result of the sale of the Cirrus IFD product line to PROTEC in the first quarter of 1996.

                    Three Months Ended June 30, 1997 and 1996
                   (all figures rounded to the nearest 000's)

Revenue for the period increased $375,000, or 7.0% over the same period last year. Increased revenues from the quarter ended June 30, 1996 were recorded in both Sewer Systems and Detection Systems businesses.

Revenue's from the Company's Sewer Systems business continue to show improvement over prior periods. Management is of the opinion that the addition of a more powerful distribution network, increases in the number and size of municipal projects, continued growth in the overall market and realignment of its sales territories accounts for this growth and bodes well for future growth.

As part of the Detection Systems business revenue increase, sales of the Company's Hydrogen Control Cabinet and Generator Condition Monitor showed significant improvement over the same period last year.

The Company continued to manufacture and supply Cirrus IFD units to PROTEC during the second quarter of 1997 and is expecting to finish its commitment with PROTEC in the third quarter of 1997.

Cost of Sales increased $55,000 when compared to the same period last year. Expressed in percent of sales, cost of sales decreased from 69.5% in the second quarter of 1996 to 65.9% in the second quarter of 1997. The resulting improvement in gross margin is mainly attributable to reduced direct material costs expressed as a percent of sales resulting from changes in product mix on a comparative quarter basis. Indirect costs increased slightly in the categories of incoming freight, small tools and scrap reflecting the impact of higher variable indirect manufacturing costs as a result of increased shipments during the period.

Selling and Marketing costs increased $65,000 compared to the second quarter of 1996. The majority of this increase resulted from increased expenditures in sales promotion and selling and marketing labor costs as the Company continues its effort to support the Sewer Systems business distribution network.

                   (all figures rounded to the nearest 000's)

General and Administrative costs, including research and development, increased $175,000 over the same period last year. Research and development costs remained flat with other general and administrative costs accounting for the increased expense on a comparative quarter basis.

In the other general and administrative costs area, increased expenses over the prior comparative quarter were recognized in legal, consultant, tuition, investor relations and training expense categories.

Interest expense decreased $27,000 over the second quarter of 1996. In the second quarter of 1997, the Company had very limited borrowing during the early part of the quarter and was able to make overnight investments with available funds for the majority of the quarter thereby generating interest income.

Other income increased $6,000 over the same period last year.

                        Financial Position and Liquidity
                   (all figures rounded to the nearest 000's)

Cash needs for the first six months of 1997 were met primarily by short term borrowing on the Company's line of credit during the first three months of the year along with cash flow provided from operating activities during the second quarter. During the period, the Company was able to reduce short term borrowing by $75,000 and end the period with no borrowing on its line of credit. Capital expenditures decreased by $45,000 over the same period in 1996 while long term debt was reduced by $169,000. During the same period last year, the Company increased short term borrowing by $575,000 along with reducing long term debt by $169,000.

During the first quarter of 1997, the Company improved its method of banking by initiating a "target balance" program with Fleet Bank. This program allows the maximum use of outstanding check float and provides for overnight investment of available funds when line of credit borrowing is zero.

Continued control over inventory, operating expenses and capital expenditures along with forecasted cash receipts and line of credit availability will enable the Company to meet its day-to-day working capital requirements in the near term.

The line of credit, which expired in April of 1997, was approved for renewal with borrowing capability increasing from $2.5 million to $5.0 million. At the same time, a pricing modification to the Company's term loan was agreed to allowing the Company to purchase a fixed rate swap. In consideration for the renewal and pricing modification, the lender has modified certain loan covenants. Management is of the opinion that the revised covenants are in line with the increased borrowing available to the Company.

  Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves while limiting unwarranted litigation, provided that the statements are identified as forward-looking and are accompanied by meaningful cautionary statements regarding important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act, and is including the information set forth below in the Form 10-QSB to point out the inherent difficulties in predicting the impact of certain factors.

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

8. Under utilization of the Company's manufacturing resources, resulting in production inefficiencies and higher costs.

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

                           Environment One Corporation
                                   FORM 10-QSB


                           Part II - Other Information


Item 1. Legal Proceedings

In the second quarter of 1997, the Company was served with a complaint by a former distributor, Abaxial Associates, Inc., who was terminated for cause in 1996. The action was filed in the Ontario Court of Justice (General Division), in Toronto, Canada. Prior to termination, Abaxial Associates, Inc. was a distributor for the Company's grinder pumps in the Province of Ontario. The plaintiff's complaint seeks monetary damages in the amount of $1,600,000, plus interest and costs based on allegations of misrepresentation and breach of contract relating to the Company's termination of its relationship with the plaintiff.

Management of the Company is of the opinion that the claim, filed as a result of termination of the business relationship with Abaxial Associates, Inc., is unsubstantiated and without merit and that the Company acted properly in terminating its relationship with Abaxial Associates, Inc. The Company has engaged legal counsel in Toronto, Canada and intends to vigorously defend the action. Management does not currently expect the action to have a material impact on the results of the Company. However, it is possible that the results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by the ultimate outcome of pending litigation matters.


Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 1997 the annual meeting of shareholders was held in Albany, NY. The following is the result of the shareholders voting relative to the election of two (2) directors:

         Election of Directors - 3,601,054 votes were received and at least 99% of the vote cast voted for the election of the directors on the ballot.


Immediately following the shareholders meeting the Board of Directors held their meeting and the following Officers were elected to serve a one year term:

         Chairman of the Board                         Stephen V. Ardia

         President and Chief Executive Officer         Stephen V. Ardia

         Vice President                                David Doin

         Secretary                                     Edward J. Grogan

         Treasurer                                     Philip W. Welsh

                           Environment One Corporation
                                   FORM 10-QSB



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  ENVIRONMENT ONE CORPORATION





Date: August 6, 1997                              By:/s/Stephen V. Ardia
                                                     -------------------
                                                     Stephen V. Ardia
                                                     Chairman, President and CEO




Date: August 6, 1997                              By:/s/Philip W. Welsh
                                                     -------------------
                                                     Philip W. Welsh
                                                     Director of Finance
                                                     Treasurer