Form 10QSB
period 1997-09-30
ENVIRONMENT ONE CORP
filed 1997-10-24
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                             Yes  [ X ]    No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common  Stock,  par value $.10 as of September 30, 1997:
4,237,338.


Transitional Small Business Disclosure Format (check one):

                             Yes  [   ]    No  [ X ]

                           Environment One Corporation
                                   FORM 10-QSB



                                      INDEX





Part I. Financial Information-

Item 1. - Financial Statements
Consolidated Balance Sheets September 30, 1997 and
December 31, 1996

Consolidated Statements of Income for the Nine Months
Ended September 30, 1997 and 1996

Consolidated Statements of Income for the Three Months
Ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 1997 and 1996

Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II. Other Information

Signatures

                         Part I - Financial Information

Item 1. Financial Statements

                          Environment One Corporation
                          Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996


                  Assets                            9/30/97          12/31/96
                                                 ------------      ------------
Current Assets
     Cash and Cash Equivalents .............     $  1,023,019            62,637
     Accounts Receivable, Net ..............        6,152,584         4,931,421
     Inventories
             Raw Materials .................        1,535,611         1,439,020
             Work in Process ...............          242,776           469,001
             Finished Goods ................          125,741           364,079
                                                 ------------      ------------
                                                    1,904,128         2,272,100
Other Current Assets .......................          519,916           347,577
                                                 ------------      ------------
     Total Current Assets ..................        9,599,647         7,613,735
                                                 ------------      ------------


Property, Plant and Equipment
     Land ..................................          334,491           334,491
     Buildings .............................        2,294,862         2,271,832
     Machinery and Equipment ...............        5,225,364         5,024,175
     Construction in Progress ..............          157,698            50,689
     Less: Accumulated Depreciation ........       (4,755,173)       (4,310,173)
                                                 ------------      ------------
     Net Property, Plant and Equipment .....        3,257,242         3,371,014
Other Assets ...............................          231,150           269,792
                                                 ------------      ------------
Total Assets ...............................       13,088,039        11,254,541
                                                 ============      ============


   Liabilities and Shareholders' Equity

Current Liabilities
     Current Installments - Long Term Debt .          338,100           338,100
     Note Payable - Bank ...................                0            75,000
     Accounts Payable ......................        2,211,445         1,918,866
     Accrued Expenses ......................        1,681,724         1,296,170
                                                 ------------      ------------
          Total Current Liabilities ........        4,231,269         3,628,136

Deferred Compensation ......................          339,294           369,461
Minority Interest ..........................           63,391            43,068
Long Term Debt .............................        1,246,919         1,500,494
                                                 ------------      ------------
      Total Liabilities ....................        5,880,873         5,541,159
                                                 ------------      ------------

                          Environment One Corporation
                          Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                                  (continued)


                                                    9/30/97          12/31/96
                                                 ------------      ------------
Shareholders' Equity
     Common Stock at Par Value .............          425,772           416,997
     Additional Paid in Capital ............        7,958,571         7,446,789
     Accumulated Deficit ...................         (757,064)       (2,076,164)
                                                 ------------      ------------
                                                    7,627,279         5,787,622
     Less: Treasury Stock at Cost ..........         (420,113)          (74,240)
                                                 ------------      ------------
       Total Shareholders' Equity ..........        7,207,166         5,713,382
                                                 ------------      ------------

Total Liabilities and Shareholders' Equity .     $ 13,088,039        11,254,541
                                                 ============      ============

         (See Accompanying Notes to Consolidated Financial Statements)

                         Environment One Corporation
                      Consolidated Statements of Income
            For the Nine Months Ended September 30, 1997 and 1996


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1997               1996
                                                 ------------      ------------
Revenue ....................................     $ 17,227,902        15,307,202
                                                 ------------      ------------
Costs and Expenses

          Cost of Sales ....................       10,819,066        10,446,106

          Selling and Marketing ............        1,896,824         1,726,926

          General and Administrative .......        2,359,796         1,489,956

          Interest Expense, Net ............          105,282           195,478

         Other Income, Net .................          (83,566)          (45,388)
                                                 ------------      ------------

Total Expenses, Net ........................       15,097,402        13,813,078
                                                 ------------      ------------

Net Income Before Taxes ....................        2,130,500         1,494,124

Income Tax Expense .........................          811,400           566,505
                                                 ------------      ------------

Net Income .................................     $  1,319,100           927,619
                                                 ============      ============

Per Share Amounts:
Primary Earnings per Common Share ..........     $       0.30              0.22
Fully Diluted Earnings per Common Share ....             0.29              0.22
                                                 ============      ============

        (See Accompanying Notes to Consolidated Financial Statements)

                         Environment One Corporation
                      Consolidated Statements of Income
           For the Three Months Ended September 30, 1997 and 1996

                                                  Three Months Ended September 30,
                                                   -------------------------------
                                                       1997              1996
                                                   -----------       -----------
Revenue .....................................      $ 6,977,174         6,033,821
                                                   -----------       -----------

Costs and Expenses

          Cost of Sales .....................        4,126,376         3,876,205

          Selling and Marketing .............          676,143           643,684

          General and Administrative ........        1,038,755           720,294

          Interest Expense, Net .............           23,336            65,650

         Other Expense (Income), Net ........          (73,345)          134,702
                                                   -----------       -----------

Total Expenses, Net .........................        5,791,265         5,440,535
                                                   -----------       -----------

Net Income Before Taxes .....................        1,185,909           593,286

Income Tax Expense ..........................          450,100           225,705
                                                   -----------       -----------

Net Income ..................................      $   735,809           367,581
                                                   ===========       ===========

Per Share Amounts:
Primary Earnings per Common Share ...........      $      0.16              0.09
Fully Diluted Earnings per Common Share .....             0.16              0.09
                                                   ===========       ===========

        (See Accompanying Notes to Consolidated Financial Statements)

                                    Environment One Corporation
                                 Consolidated Statements of Income
                       For the Nine Months Ended September 30,1997 and 1996

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         1997              1996
                                                                     -----------      -----------
Cash Flows-Operating Activities:

Net Income .....................................................     $ 1,319,100          927,619

Adjustments to Reconcile Net Earnings
to Net Cash Provided (Used) by Operating Activities:

Non-cash Compensation Expense ..................................         130,006          102,495
Gain on Curtailment of Defined Benefit Pension Plan ............         (63,000)               0
Depreciation and Amortization ..................................         465,552          447,003
Decrease (Increase) - Accounts Receivable, Net .................      (1,221,163)      (1,723,818)
Decrease (Increase) - Inventories ..............................         367,972          (30,268)
Decrease (Increase) - Prepaid Expenses .........................        (172,339)         (84,928)
Decrease (Increase) - Other L/T Assets .........................          18,090          131,847
Increase (Decrease) - Accounts Payable .........................         292,579          648,968
Increase (Decrease) - Accrued Expenses and Other Liabilities.....        455,968          437,217
Increase (Decrease) - Minority Interest ........................          20,323           (9,528)
                                                                     -----------      -----------

Net Cash Provided (Used) by Operating Activities ...............       1,613,088          846,607
                                                                     -----------      -----------

Cash Flows Used in Investing Activities:
Capital Expenditures ...........................................        (331,228)        (395,254)
                                                                     -----------      -----------

Cash Flows From Financing Activities:
Increase (Decrease) - Note Payable to Bank .....................         (75,000)        (175,000)
Increase (Decrease) - Long Term Debt ...........................        (253,575)        (253,719)
Issuance of Common Stock .......................................           7,097            2,073
(Increase) - Treasury Stock ....................................               0          (34,489)
                                                                     -----------      -----------

Net Cash Provided (Used) by Financing Activities ...............        (321,478)        (461,135)
                                                                     -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents .........           960,382           (9,782)

Cash and Cash Equivalents at Beginning of Period .............            62,637           91,115
                                                                     -----------      -----------

Cash and Cash Equivalents at End of Period ...................       $ 1,023,019           81,333
                                                                     ===========      ===========

                                    Environment One Corporation
                                 Consolidated Statements of Income
                       For the Nine Months Ended September 30,1997 and 1996

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         1997              1996
                                                                     -----------      -----------
Supplemental disclosure of non-cash financing activity:

  Issuance of 65,681 shares of common stock held in trust,
  recorded as treasury stock as part of the Company's
  deferred compensation plan for certain executive officers, reduced by 5,363 shares issued in July, 1997 to a
  participant ................................................       $   339,294             --
                                                                     ===========      ===========

  Exchange of 892 and 2,390 shares of common stock in
  partial payment of exercise price on stock options during
  1997 and 1996, respectively ..................................     $     6,579           14,340
                                                                     ===========      ===========

  Tax benefit from exercise of stock options ...................     $     7,414           31,425
                                                                     ===========      ===========

Cash paid during the year for:

  Interest                                                           $   127,629          197,892
                                                                     ===========      ===========
  Income Taxes                                                       $   777,394          469,946
                                                                     ===========      ===========

                   (See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                   Notes to Consolidated Financial Statements
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are only of a normal recurring nature, necessary to fairly present Environment One Corporation's financial position as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Operating results for any quarter are not necessarily indicative of results for any future periods.

         2. Net earnings per share computations are based on primary and fully diluted number of shares of Common Stock outstanding for the three and nine months ended September 30, 1997 and 1996 (September 30, 1997, three months 4,460,745 and 4,475,987 shares, nine months 4,431,542 and 4,475,987 shares;
September 30, 1996, three months 4,248,140 and 4,263,234 shares, nine months 4,248,186 and 4,264,890 shares).

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

         3. In January, 1996, the Company concluded an agreement with PROTEC Fire Detection, plc of Nelson, Lancashire, England for the sale of its Cirrus IFD product line. In a two-stage transaction with an approximate value of $750,000, the Company transferred all Cirrus IFD assets and operations to PROTEC and simultaneously entered into a product technology development contract that was concluded in 1996. The pre-tax impact of the sale, net of certain expenses, was a gain of $176,000 and is recorded as other income in the statement of income for the nine months ended September 30, 1996.

                   Notes to Consolidated Financial Statements
        For the Nine Months Ended September 30, 1997 and 1996, continued

         4. In September, 1996, the Company recognized the potential default of a note receivable from General Testing Corporation incurring a pre-tax write-off of $136,000. After failure to receive timely payments on the note, the Company, through legal counsel, served notice of default on the note to General Testing Corporation. General Testing Corporation did not cure the payment defaults in the period required.

         5. In the fourth quarter of 1997, the Company anticipates the termination of its defined benefit pension plan in favor of a matching program within its 401K plan. This will result in a gain from curtailment of an estimated $63,000 offset entirely by one-time costs to terminate the plan. The income and expense are recorded in other income and general and administrative expense, respectively in the third quarter of 1997.

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

                  Nine Months Ended September 30, 1997 and 1996
                   (all figures rounded to the nearest 000's)

Revenue for the period increased $1,921,000 or 12.5% over the same period last year. Increased revenues were recorded over the first nine months of 1996 in both Sewer Systems and Detection Systems businesses.

Revenue's from the Company's Sewer Systems business continue to show improvement over prior periods benefited by a surge in third quarter 1997 revenue over 1996. Management is of the opinion that the addition of a more powerful distribution network, increases in the number and size of municipal projects, continued growth in the overall market and realignment of its sales territories accounts for this growth. Shipments to two large municipal projects, one in Indiana and one in Texas, were begun in the third quarter of 1997 and will continue into the fourth quarter.

As part of the Detection Systems business revenue increase, sales of the Company's Hydrogen Control Cabinet (HCC) showed significant improvement over the same period last year. During 1996, the Company did not record sales in quarter one due to project order delays. For 1997, steady shipments of the HCC were recorded during the first six months of the year while shipments slowed somewhat during the third quarter. Helping to offset the reduced third quarter 1997 shipments of the Hydrogen Control Cabinet were sales of the recently introduced Generator Gas Analyzer which continues to show a growing market acceptance. Generator Condition Monitor sales improved significantly during the first nine months of 1997 over 1996 buoyed by strong results in all three quarters. The Company announced a major order with Hitachi of Japan that includes both GCM and HCC products with shipments beginning in the fourth quarter of 1997.

                   (all figures rounded to the nearest 000's)

The Company finished its commitment to manufacture and supply Cirrus IFD units to PROTEC early in the third quarter of 1997.

Cost of sales increased $373,000 when compared to the same period last year. Expressed as a percent of sales, cost of sales decreased by 5.4 points from 68.2% to 62.8%. The resulting improvement in gross margin is mainly attributable to reduced direct material and labor costs expressed as a percent of sales. Indirect labor costs remained flat while indirect non-labor costs increased in the categories of maintenance, incoming freight and small tools reflecting the impact of higher variable indirect manufacturing costs as a result of increased shipments during the period.

Selling and Marketing costs increased $170,000 compared to the first nine months of 1996. The majority of this increase resulted from increased expenditures for sales promotion and literature along with selling and marketing labor costs as the Company continues its effort to support the Sewer Systems business distribution network. During the first quarter of 1997, the Company closed its Sewer System sales offices in Georgia and Texas. During 1996, the Company added new and more powerful distributors in both areas along with opening a new sales office in New Mexico allowing for a smooth transition in territory realignment despite closing of the two offices.

General and Administrative costs, including research and development, increased $870,000 over the same period last year. Research and development costs increased $38,000 while other general and administrative costs increased $832,000.

The major portion of the increase in other general and administrative costs is attributable to an increased growth performance sharing expense accrual. In the first quarter of 1996, the Company implemented a new growth performance sharing plan to take the place of its profit sharing plan. Targets for growth in sales and operational earnings along with return on assets were established and are reviewed on an annual basis. Quarterly expense accruals are made based on the performance of the Company. Other expense categories showing increases over the same period last year include training, legal, consultant and investor relations. Consultant expense accruals were made in anticipation of the termination of the Company's defined benefit pension plan in favor of a matching program within the Company's 401K plan. Training expenses grew due to a company-wide training initiative begun in late 1996 with acceleration during the second and third quarters of 1997.

Interest expense decreased $90,000 over the same period last year. The primary reason for the lower interest expense is reduced borrowing on the line of credit. In the third quarter of 1997, the Company had no short term borrowing and was able to make overnight investments with available funds thereby generating interest income.

Other income increased $38,000 over the same period last year. The majority of the other income in 1997 reflects the recognition of a curtailment gain as the Company plans to terminate its defined benefit pension plan in favor of a matching program within its 401K plan. During 1996, the Company recorded income from the first quarter sale of the Incipient Fire Detector to PROTEC and a third quarter loss resulting from the write-off of the note receivable to General Testing Corporation.

                 Three Months Ended September 30, 1997 and 1996
                   (all figures rounded to the nearest 000's)

Revenue for the period increased $943,000, or 15.6% over the same period last year. Revenue increases from the same period in 1996 were recorded in both Sewer Systems and Detection Systems businesses.

Revenue's from the Company's Sewer Systems business continue to show improvement over prior periods. Management is of the opinion that the addition of a more powerful distribution network, increases in the number and size of municipal projects, continued growth in the overall market and realignment of its sales territories accounts for this growth. Shipments to two large municipal projects, one in Indiana and one in Texas, were begun in the third quarter of 1997 and will continue into the fourth quarter.

As part of the Detection Systems business revenue increase, sales of the Company's Generator Condition Monitor (GCM) showed significant improvement over the same period last year while shipments of Hydrogen Control Cabinets (HCC) slowed against the comparative period in 1996. Helping to offset the reduced shipments of the Hydrogen Control Cabinet were sales of the recently introduced Generator Gas Analyzer which continues to show a growing market acceptance. The Company announced a major order with Hitachi of Japan that includes both GCM and HCC products with shipments beginning in the fourth quarter of 1997.

The Company finished its commitment to manufacture and supply Cirrus IFD units to PROTEC early in the third quarter of 1997.

Cost of Sales increased $250,000 when compared to the same period last year. Expressed in percent of sales, cost of sales decreased from 64.2% in the third quarter of 1996 to 59.1% in the third quarter of 1997. The resulting improvement in gross margin is mainly attributable to reduced direct material and labor costs when expressed as a percent of sales. Indirect costs increased slightly reflecting the impact of higher variable indirect manufacturing costs as a result of increased shipments during the period.

Selling and Marketing costs increased $32,000 compared to the third quarter of 1996. The majority of this increase resulted from increased expenditures in sales promotion and literature costs along with selling and marketing labor costs as the Company continues its effort to support the Sewer Systems business distribution network.

General and Administrative costs, including research and development, increased $318,000 over the same period last year with increases reflected in both categories.

In the other general and administrative costs area, increased expenses over the prior comparative quarter were recognized in growth performance sharing (bonus expense) due to the Company's growth in sales and earnings and return on assets (which drive the bonus pool calculation), consultant and training expense categories. Consultant expense accruals were made in anticipation of the termination of the Company's defined benefit pension plan in favor of a matching program within the Company's 401K plan. Training expenses grew due to a company-wide training initiative begun in late 1996 with acceleration during the second and third quarters of 1997.

                   (all figures rounded to the nearest 000's)

Interest expense decreased $42,000 over the third quarter of 1996. In the third quarter of 1997, the Company had no short-term borrowing on its line of credit and was able to make overnight investments with available funds thereby generating interest income.

Other income increased $208,000 over the same period last year. The majority of this increase was due to the General Testing note write-off during the third quarter of 1996. However, the Company also recognized a curtailment gain as the Company plans to terminate its defined benefit pension plan in favor of a matching program within its 401K plan.

                        Financial Position and Liquidity
                   (all figures rounded to the nearest 000's)

Cash needs for the first nine months of 1997 were met primarily by short term borrowing on the Company's line of credit during the first three months of the year along with cash flow provided from operating activities during the second and third quarters. During the period, the Company was able to reduce short term borrowing by $75,000 and end the period with no borrowing on its line of credit. Capital expenditures decreased by $64,000 over the same period in 1996 while long term debt was reduced by $254,000 for the year. During the same period last year, the Company reduced short term borrowing by $175,000 (net line borrowing at September 30, 1996 was $375,000) along with reducing long term debt by $254,000.

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

  Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, continued


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


                                                ENVIRONMENT ONE CORPORATION





Date: October 24, 1997                          By   /s/Stephen V.Ardia
                                                     ------------------
                                                     Stephen V. Ardia
                                                     Chairman, President and CEO




Date: October 24, 1997                          By:  /s/Philip W. Welsh
                                                     ------------------
                                                     Philip W. Welsh
                                                     Director of Finance
                                                     Treasurer