Form 10KSB
period 1997-12-31
ENVIRONMENT ONE CORP
filed 1998-03-31
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                   For the fiscal year ended December 31, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


                          Commission file number 1-7037

                           ENVIRONMENT ONE CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         NEW YORK                                        14-1505298
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

2773 Balltown Road, Niskayuna, New York                12309-1090
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Revenue for the year ended December 31, 1997:        $24,330,721

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 1998: $36,326,438

The number of shares of Common Stock, par value $.10 outstanding as of January 30, 1998: 4,295,827

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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


                          Potential Change of Control

On February 24, 1998 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among the Company, Precision Castparts Corp. (PCC), an Oregon Corporation, and a wholly owned subsidiary of PCC (Purchaser), for the Purchaser to acquire all shares (fully diluted) of common stock of the Company for $15.25 per share. The Merger Agreement is discussed in Items 10, 11 and 12 and explained in the Company's Solicitation/Recommendation Statement on Form 14D-9 filed with the Commission on March 3, 1998 which is incorporated by reference within Item 13 to this filing.

                                  Sewer Systems

Low pressure sewer systems in the market today were pioneered by EONE. It has proven to be an economical and effective method of handling wastewater in otherwise difficult real estate developments including: waterfront, hilly terrain, very flat lands and areas with high water tables. As more and more communities are looking for cost effective solutions to wastewater collection problems, EONE's pressure sewer systems (EONE Sewers), are increasingly used in mainstream municipal and real estate development applications.

Grinder pumps developed by the Company make the pressure sewer system feasible. These units accept wastewater from point sources, grind it into a fine slurry, and pressurize it to permit transport through small diameter pipe. This small diameter pressurized pipe can follow the contour of the terrain, resulting in reduced costs of installation compared to conventional gravity lines. Several models of the grinder pump are manufactured with and without storage tanks.

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

                           Environment One Corporation
                                   Form 10-KSB
                                 Part I (con't.)

                                Detection Systems

The Company's Detection Systems' products include: (1) Generator Condition Monitor; and (2) Hydrogen Control Cabinet. These detection instruments are based on the Company's expertise in the detection of sub-microscopic particles and gas monitoring.

         Generator Condition Monitor (GCM)

The GCM is designed to provide early warning of certain thermal failure conditions which could lead to shutdown of hydrogen-cooled electric power generators. The monitor also facilitates preventive maintenance of such equipment. The principal market served is the electric utility industry, both domestic and international. Customers are served by direct sales from the Company's marketing function or by manufacturers' representatives in certain parts of the world. There are only two other manufacturers of this equipment worldwide and the Company is believed to be the leader in this market.

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

                           Environment One Corporation
                                   Form 10-KSB
                                 Part I (con't.)

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

Net Sales Backlog as of December 31, 1997 and 1996:

                                         1997           1996
                                      ----------     ----------
                Sewer Systems ...     $1,600,811      1,403,661
                Detection Systems      2,051,205        517,788
                                      ----------     ----------
                                      $3,652,016      1,921,449
                                      ==========     ==========

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

                            Research and Development

All research and development costs are charged directly to operations as incurred. Research and development costs were approximately $215,000 and $177,000 in 1997 and 1996, respectively.

                           Environment One Corporation
                                   Form 10-KSB
                                 Part I (con't.)

                                  Environmental

Compliance by the Company with federal, state and local environmental protection laws during 1997 and 1996 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

                                    Employees

At December 31, 1997, the Company had 99 full-time employees.

                               Principal Customers

The Company had sales equaling 9% and 6% of total company sales to one customer in 1997 and 1996, respectively.

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

Export sales of low pressure sewer systems were approximately 6.1% and 2.8% of total Company sales in 1997 and 1996, respectively. Export sales of detection instruments (including IFD) were approximately 6.3% and 4.5% of total Company sales in 1997 and 1996, respectively.

Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves while limiting unwarranted litigation, provided that the statements are identified as forward-looking and are accompanied by meaningful cautionary statements regarding important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act, and is including the information set forth below in the Form 10-KSB to point out the inherent difficulties in predicting the impact of certain factors.

While the Company believes that its assumptions underlying any forward-looking statements are reasonable, the following information includes important factors which could cause the Company's actual results to differ materially from any result which might be projected, forecasted, estimated, or budgeted by the Company in its forward-looking statements, whether contained in this Form 10-KSB or otherwise:

1. Heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors.
2. Failure to obtain new customers or retain existing customers.

                           Environment One Corporation
                                   Form 10-KSB
                                 Part I (con't.)

Cautionary Statement for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (con't.)

3. Adverse publicity and news coverage impacting the Company's reputation and sales potential.
4. Inability to carry out marketing and sales plans due to unforeseen factors.
5. Significant economic downturns in the geographic market areas serviced by the Company.
6. Higher service, administrative, or general expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures.
7. A lack of availability of raw materials, necessary manufacturing equipment, or contract manufacturers to meet the Company's needs.
8. Underutilization of the Company's manufacturing resources, resulting in production inefficiencies and higher costs.
9. Start-up expenses, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new facilities and expansions of existing facilities.
10.The acquisition of fixed and other assets, including inventory and receivables, and the making or incurring of any expenditures and expenses, including but not limited to depreciation and research and development expenses.
11. Any revaluation of assets or related expenses and the amount of, and any changes to, tax rates.
12. Loss or retirement of key executives.
13. Any activities of parties with which the Company has agreements or understandings, including matters affecting any investment or joint venture in which the Company has an investment.
14. The amount, type, and cost of the financing available to the Company, and any changes to that financing.
15. Adverse results in significant litigation or regulatory proceedings.
16. Adverse changes in laws, regulations, interpretations, and enforcement policies affecting the company and its business operations.
17. Natural disasters, work stoppages, and other events beyond the control of the Company.

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

                           Environment One Corporation
                                   Form 10-KSB
                                 Part I (con't.)


Item 3.  Legal Proceedings

In the second quarter of 1997, the Company was served with a complaint by a former distributor, Abaxial Associates, Inc., who was terminated for cause in 1996. The action was filed in the Ontario Court of Justice (General Division), in Toronto, Canada. Prior to termination, Abaxial Associates, Inc. was a distributor for the Company's grinder pumps in the Province of Ontario. The plaintiff's complaint seeks monetary damages in the amount of $1,600,000 (Canadian Dollars), plus interest and costs based on allegations of misrepresentation and breach of contract relating to the Company's termination of its relationship with the plaintiff.

Management of the Company is of the opinion that the claim, filed as a result of termination of the business relationship with Abaxial Associates, Inc., is unsubstantiated and without merit and that the Company acted properly in terminating its relationship with Abaxial Associates, Inc. The Company has engaged legal counsel in Toronto, Canada and intends to vigorously defend the action. Although no assurances can be given, the Company's management believes the ultimate outcome of this allegation will not have a material adverse affect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
None

                           Environment One Corporation
                                   Form 10-KSB
                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                           Price Range of Common Stock

The Company's common stock is traded on the The Nasdaq Stock Market (Nasdaq) under the trading symbol EONE. The following table sets forth the high and low sales prices of the common stock for the calendar quarters indicated, as reported by the Nasdaq:

                                            High                       Low
                                            ----                       ---

                    1997
                  Quarter 1                 7 3/4                      5 5/8
                  Quarter 2                 9 3/4                      6 3/8
                  Quarter 3                 10 1/4                     8 3/4
                  Quarter 4                 10 7/8                     9 3/4


                    1996
                  Quarter 1                 5 1/2                      4 3/4
                  Quarter 2                 6                          4 1/2
                  Quarter 3                 5 3/4                      4 3/4
                  Quarter 4                 6                          5 3/8

                     Approximate Number of Security Holders

     Title of Class:                  Approximate Number of Holders at 12/31/97:
     ---------------                  ------------------------------------------
Common Stock $.10 par value                             2150 (1)

(1) Includes shareholders of record in "nominee" or "street" name held by brokers and others.

                                    Dividends

The Company paid no dividends on its common stock during 1997 and 1996. The Company's policy with regard to payment of dividends is evaluated annually with consideration given to future growth and operating fund requirements. Currently, Company policy is not to pay dividends.

                           Environment One Corporation
                                   Form 10-KSB
                                Part II (con't.)

Item 6.  Management's Discussion and Analysis and Results of Operations

Cash provided from operations, as shown by the statement of cash flows (Item 7), for 1997 was $2,789,000. This represented an increase of $1,862,000 when compared to 1996. Net income represented $1,960,000 of the operating cash flow while non-cash expenses of depreciation/amortization and compensation, current and deferred, added $627,000 and $755,000, respectively. Major working capital adjustments included an increase in receivables of $295,000 and a decrease in accounts payable of $106,000 Investment in capital expenditures for 1997 amounted to $470,000 and represented an increase of $46,000 over 1996. The major components of capital expenditures in 1997 were an upgrade to the Company's main computer system, tooling and equipment expenditures in the Sewer Systems Business for cost reduction, enhanced product performance and to improve the manufacturing process along with a new trade show exhibit for the Sewer Systems Business.

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

In September, 1996, the Company recognized the potential uncollectibility of a note receivable from General Testing Corporation incurring a pre-tax write-off of $136,000. After failure to receive timely payments on the note, the Company, through legal counsel, served notice of default on the note to General Testing Corporation. General Testing Corporation did not cure the payment defaults in the period required. The Company has pursued collection on the note with little success.

The following table shows selected balance sheet information for 1997 and 1996 expressed in thousands of dollars:


                                              1997        1996
                                           -------      ------
                  Current Assets .....     $10,405       7,614
                  Current Liabilities        4,049       3,628
                  Working Capital ....       6,356       3,986
                  Total Assets .......      14,092      11,255
                  Long-Term Debt .....       1,162       1,500
                  Shareholders' Equity       7,859       5,713


In 1997, the Company, for all of its systems, began a year 2000 conversion project to address all necessary changes, testing and implementation. Project completion for internal systems is estimated to be 3/31/99. Cost for the project is estimated to be immaterial. The bulk of the systems affected are serviced by highly reliable third parties who have been contacted by Company personnel and have provided feedback that any resulting changes will be done in a timely manner to meet the 3/31/99 deadline.

                           Environment One Corporation
                                   Form 10-KSB
                                Part II (con't.)

                                     Summary

The following table shows a summary of operating results for the years 1997 and 1996 expressed as a percentage of sales:

                                                       1997              1996
                                                      -----              -----
                  Net Sales
                     Sewer Systems                     87.1 %             86.9 %
                     Detection Systems                 10.9                8.8
                     Corporate                          2.0                4.3
                                                      -----              -----
                           Total Sales                100.0              100.0

                  Cost of Sales                        61.9               66.2
                                                      -----              -----
                  Gross Margin                         38.1               33.8
                  Selling, Marketing and G&A           24.9               23.6
                                                      -----              -----

                  Income from Operations               13.2               10.2
                  Other Expense                          .2                 .8
                                                      -----              -----

                  Income   Before Income Taxes         13.0                9.4
                  Income Tax Expense                    4.9                3.6
                                                      -----              -----

                  Net Income                            8.1 %             5.8 %
                                                      =====              ====

Notes: Amounts referred to below are set forth in Item 7. Gross changes between years include all businesses. Detailed revenue and cost analyses exclude the effect of the sale of the IFD as part of Detection Systems.

                 Twelve Months Ended December 31, 1997 and 1996

Revenues for the period increased by $2,794,000 or 13.0% when compared to 1996. Sewer Systems sales increased by $2,473,000 while Detection Systems sales increased $759,000. The increased sales in Sewer Systems are attributable to the investment and focus the Company has placed on sales and marketing. Increased sales are being realized from the Company's revamped distribution system along with project sales that are increasing in number and size.

The Detection Systems revenue increase is attributable to increases in both GCM and HCC on a year to year comparative basis. Following the sale of the IFD business, the Detection Systems selling and marketing organization was able to focus on a single market, the electric power generation market, resulting in increased penetration and sales to those customers. Also, the Company's sales of the HCC benefited from being in its second full year after product introduction in 1995.

                           Environment One Corporation
                                   Form 10-KSB
                                Part II (con't.)

             Twelve Months Ended December 31, 1997 and 1996 (con't.)

Cost of Sales increased by $791,000 when compared to 1996. As a percent of sales, cost of sales fell to 61.9% in 1997 versus 66.2% in 1996. Direct cost of sales fell in terms of percent of sales due to product mix and material cost reductions. Partially offsetting this was an increase in non-labor indirect cost of sales.

Selling and Marketing costs increased $231,000 when compared to 1996. Sewer Systems costs in this category increased $310,000 while costs in Detection Systems decreased $49,000. Offsetting the overall increase were costs avoided due to the sale of the IFD. Contributing to the increase in Sewer Systems marketing costs were full year expenses associated with the operations of sales offices opened in 1996 and the national sales manager hired in 1996, increased cost for the Florida sales office, sales literature, sales promotion and trade shows along with increased labor costs. Detection Systems marketing costs decreased primarily due to reductions in labor and internal sales commission expenses.

General and Administrative costs, including research and development (R&D) expense, increased $765,000 over 1996. Excluding R&D, general and administrative costs increased $727,000. The increase in general and administrative costs is primarily a result of the growth performance sharing and deferred executive compensation plan adopted in 1996. This plan allows for bonus and deferred compensation to be paid and/or accrued only if the Company, as a whole, meets specified targets for growth in sales, growth in earnings and return on assets. Other general and administrative expenses showing increases in 1997 over 1996 were labor costs, investor relations, training, travel, legal, consultants and miscellaneous expenses. Decreases in year to year expenses were realized in expenses for directors fees, temporary help and allocation of facilities costs.

Research and development labor costs increased $67,000 while non-labor costs decreased $29,000. R&D costs in Sewer Systems remained virtually flat while costs in Detection Systems increased $38,000. The increase in Detection Systems costs is primarily a result of increased expenditures related to new design work in both the HCC and GCM that were incurred in 1997.

Interest expense decreased to $157,000 in 1997 when compared to $249,000 in 1996. Interest income of $40,000 was recorded due to overnight investment of the available cash balances. The Company eliminated short-term line of credit borrowing in 1997 while paying back $338,000 in principal payments on its long-term debt. The Company's borrowing rate over bank prime rate remained at prime for the line of credit and prime plus one-half point for the term loan. Continued control over expenses and capital expenditures, cash provided by operations, reductions in borrowing and reduced interest rates all contributed to the reduction in interest expense on a comparative basis.

                           Environment One Corporation
                                   Form 10-KSB
                                Part II (con't.)

             Twelve Months Ended December 31, 1997 and 1996 (con't.)

Income Taxes during 1997 and 1996 were $1,204,000 and $767,000, respectively. As a percent of income before taxes, both years were approximately 38%.

Liquidity
Through cash provided by operations and availability under the operating line of credit, the Company was able to meet its working capital needs and capital expenditure requirements in 1997. The Company's line of credit availability was increased to $5.0 million during 1997. There was no borrowing against the line of credit as of December 31, 1997. The Company complied with all applicable loan covenants throughout 1997 and 1996.

Management believes that the Company will be able to meet its cash requirements in 1998 as a result of cash generated from operations. The line of credit expires in April of 1998 and is currently being considered for renewal with the Company's lender. Although no assurances can be given, management is confident that, if requested, negotiations for renewal will result in a successful outcome.

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

Item 7.  Financial Statements

Index to Financial Statements:


         Independent Auditors' Report

         Consolidated Balance Sheet as of December 31, 1997

         Consolidated Statements of Income for the Years Ended
         December 31, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environment One Corporation and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.








                                                       /s/ KPMG Peat Marwick LLP
                                                       -------------------------
                                                           KPMG Peat Marwick LLP




Albany, New York
February 6, 1998, except as to note 11,
         which is as of February 24, 1998

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet

                                December 31, 1997



                              Assets
Current assets:
     Cash and cash equivalents ..............................      $  2,507,866
     Receivables:
         Trade (note 2) .....................................         5,330,624
         Other ..............................................             3,216
                                                                   ------------
                                                                      5,333,840
         Less allowance for doubtful accounts ...............          (106,981)
                                                                   ------------
              Net receivables ...............................         5,226,859

     Inventories (note 2):
         Finished products ..................................           483,906
         Work in process ....................................           385,013
         Raw materials and supplies .........................         1,399,533
                                                                   ------------
              Total inventories .............................         2,268,452

     Prepaid expenses and other current assets (note 5) .....           401,837
                                                                   ------------
              Total current assets ..........................        10,405,014
                                                                   ------------

Property, plant and equipment (note 2):
     Land and land improvements .............................           334,491
     Building and building improvements .....................         2,324,333
     Machinery and equipment ................................         5,371,630
     Construction in progress ...............................            95,393
                                                                   ------------
                                                                      8,125,847
     Less accumulated depreciation ..........................         4,868,005
                                                                   ------------
              Net property, plant and equipment .............         3,257,842

Patents and other assets, net ...............................           104,185
Deferred income taxes (note 5) ..............................           325,197
                                                                   ------------
                                                                   $ 14,092,238
                                                                   ============

See accompanying notes to consolidated financial statements.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Balance Sheet, Continued

                                December 31, 1997




               Liabilities and Shareholders' Equity
Current liabilities:
     Book overdraft ...............................................     $    531,498
     Current installments of long-term debt (note 2) ..............          338,100
     Accounts payable .............................................        1,812,407
     Income taxes payable (note 5) ................................          350,257
     Accrued expenses:
         Payroll and related costs (note 6) .......................          457,777
         Interest .................................................           11,685
         Warranty .................................................          315,000
         Other accrued expenses ...................................          232,194
                                                                        ------------
              Total current liabilities ...........................        4,048,918

Long-term debt, excluding current installments (note 2) ...........        1,162,394
Deferred compensation (note 6) ....................................          953,429
                                                                        ------------
              Total liabilities ...................................        6,164,741
                                                                        ------------

Minority interest .................................................           68,760
                                                                        ------------
Shareholders' equity (note 4):
     Common stock of $.10 par value per share. Authorized 6,000,000
         shares; issued 4,257,724 shares ..........................          425,772
     Additional paid-in capital ...................................        7,969,197
     Accumulated deficit ..........................................         (116,119)
                                                                        ------------
                                                                           8,278,850
     Less cost of 80,704 common shares in treasury (note 6) .......         (420,113)
                                                                        ------------
              Total shareholders' equity ..........................        7,858,737
                                                                        ------------

Commitments and contingencies (notes 3, 10 and 11)
                                                                        $ 14,092,238
                                                                        ============

See accompanying notes to consolidated financial statements.

                               ENVIRONMENT ONE CORPORATION
                                      AND SUBSIDIARY

                            Consolidated Statements of Income

                          Years ended December 31, 1997 and 1996



                                                               1997              1996
                                                          ------------      ------------
Net sales ...........................................     $ 24,330,721        21,536,430

Cost of goods sold ..................................       15,048,746        14,258,235
                                                          ------------      ------------
         Gross profit ...............................        9,281,975         7,278,195
                                                          ------------      ------------

Operating expenses:
     Selling and marketing ..........................        2,734,121         2,502,644
     General and administrative .....................        3,333,238         2,568,645
                                                          ------------      ------------
         Total operating expenses ...................        6,067,359         5,071,289
                                                          ------------      ------------

         Income from operations .....................        3,214,616         2,206,906
                                                          ------------      ------------

Other income (expense):
     Interest expense ...............................         (157,220)         (248,725)
     Interest income ................................           40,335              --
     Miscellaneous income (notes 1(a) and 6) ........           91,906            46,774
     Minority interest in (income) loss of subsidiary          (25,692)           16,237
                                                          ------------      ------------
                                                               (50,671)         (185,714)
                                                          ------------      ------------

         Income before income taxes .................        3,163,945         2,021,192

Income tax expense (note 5) .........................        1,203,900           766,505
                                                          ------------      ------------

         Net income .................................     $  1,960,045         1,254,687
                                                          ============      ============

Per share amounts:
         Basic earnings .............................     $        .46      $        .30
                                                          ============      ============

         Diluted earnings ...........................     $        .44      $        .29
                                                          ============      ============

See accompanying notes to consolidated financial statements.

                                            ENVIRONMENT ONE CORPORATION
                                                  AND SUBSIDIARY

                                  Consolidated Statements of Shareholders' Equity

                                      Years ended December 31, 1997 and 1996

                                                                                                                   Total
                                                           Additional                                             share-
                                            Common          paid-in         Accumulated        Treasury          holders'
                                            stock            capital          deficit           stock             equity
                                         -----------      -------------    -------------     -----------     --------------
Balance at December 31, 1995           $     412,761          7,295,115       (3,330,851)        (29,216)         4,347,809

Exercise of options (22,600 shares
     of common stock)                          2,260             16,778               -          (14,340)             4,698

Tax benefit from exercise of options               -             38,182               -                -             38,182

Acquisition of 6,775 shares of
     common stock                                  -                  -               -          (34,490)           (34,490)

Issuance of 999 shares of
     common stock from treasury                    -              1,189               -            3,806              4,995

Issuance of 19,755 shares of
     common stock                              1,976             95,525               -                -             97,501

Net income - 1996                                 -                  -         1,254,687               -           1,254,687
                                         -----------      -------------    -------------     -----------     --------------

Balance at December 31, 1996                 416,997          7,446,789       (2,076,164)        (74,240)         5,713,382

Exercise of options (5,500 shares
     of common stock)                            550             13,126               -           (6,579)             7,097

Tax benefit from exercise of options               -              7,414               -                -              7,414

Issuance of 82,257 shares of
     common stock                              8,225            491,242               -         (369,461)           130,006

Issuance of 5,363 shares of common
     stock from treasury                          -                  -                -           30,167             30,167

Compensation expense on issuance of
     10,000 warrants                              -              10,626               -               -              10,626

Net income - 1997                                 -                  -         1,960,045              -           1,960,045
                                         -----------      -------------    -------------     -----------     --------------

Balance at December 31, 1997           $     425,772          7,969,197         (116,119)       (420,113)         7,858,737
                                         ===========      =============    =============     ===========     ==============

See accompanying notes to consolidated financial statements.

                                    ENVIRONMENT ONE CORPORATION
                                          AND SUBSIDIARY

                               Consolidated Statements of Cash Flows

                              Years ended December 31, 1997 and 1996




                                                                          1997             1996
                                                                      -----------      -----------
Cash flows from operating activities:
    Net income ..................................................     $ 1,960,045        1,254,687
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .........................         627,498          596,293
          Gain on termination of defined benefit pension plan ...         (63,000)            --
          Gain on sale of equipment and patents .................            --           (291,544)
          Loss on write-off of note receivable ..................            --            135,533
          Minority interest in income (loss) of subsidiary ......          25,692          (16,237)
          Non-cash compensation expense .........................         140,632          102,496
          Accrual for deferred compensation .....................         614,135          369,461
          Deferred income taxes .................................        (191,739)        (271,539)
          Increase in receivables ...............................        (295,438)      (2,209,701)
          Decrease (increase) in inventories ....................           3,648         (422,539)
          Decrease (increase) in prepaid expenses ...............         (66,832)           4,378
          Increase (decrease) in accounts payable ...............        (106,459)         774,313
          Increase in income taxes payable ......................          48,127          347,726
          Increase in accrued expenses ..........................          93,030          554,013
                                                                      -----------      -----------
              Net cash provided by operating activities .........       2,789,339          927,340
                                                                      -----------      -----------
Cash flows from investing activities:
    Capital expenditures, including patents .....................        (469,605)        (423,701)
    Proceeds from sale of equipment and patents .................            --            300,000
                                                                      -----------      -----------
              Net cash used in investing activities .............        (469,605)        (123,701)
                                                                      -----------      -----------
Cash flows from financing activities:
    Net increase in book overdraft ..............................         531,498             --
    Net decrease in note payable to bank ........................         (75,000)        (475,000)
    Proceeds from issuance of common stock ......................           7,097            4,698
    Purchases of treasury stock .................................            --            (34,490)
    Capital contribution by minority interest ...................            --             10,775
    Principal payments on long-term debt ........................        (338,100)        (338,100)
                                                                      -----------      -----------
              Net cash provided by (used in) financing activities         125,495         (832,117)
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents ............       2,445,229          (28,478)

Cash and cash equivalents at beginning of year ..................          62,637           91,115
                                                                      -----------      -----------

Cash and cash equivalents at end of year ........................     $ 2,507,866           62,637
                                                                      ===========      ===========

                                  ENVIRONMENT ONE CORPORATION
                                         AND SUBSIDIARY

                        Consolidated Statements of Cash Flows, Continued

                             Years ended December 31, 1997 and 1996




                                                                        1997            1996
                                                                     ----------     ----------
Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:
       Interest ................................................     $  163,167        251,503
                                                                     ==========     ==========

       Income taxes ............................................     $1,347,512        689,173
                                                                     ==========     ==========

Supplemental disclosure of non-cash financing activity:
   Exchange of 892 and 2,390 shares of common stock in full and partial payment of exercise price on options during 1997 and
    1996, respectively .........................................     $    6,579         14,340
                                                                     ==========     ==========

   Tax benefit from exercise of stock options ..................     $    7,414         38,182
                                                                     ==========     ==========

Issuance of 65,681 deferred compensation shares to treasury ....     $  369,461           --
                                                                     ==========     ==========

Issuance of 5,363 deferred compensation shares from treasury ...     $   30,167           --
                                                                     ==========     ==========

See accompanying notes to consolidated financial statements.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1)    Summary of Significant Accounting Policies
       (a)Description of Business
            Environment    One    Corporation     (the    "Company")    is    an
                environment-oriented product and service company, which started operations in January of 1969. The Company operates in two business segments: (1) low pressure sewer systems, and (2) detection systems.

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

            The Detection Systems business  manufactures the Generator Condition
                Monitor and the Hydrogen Control Cabinet. The Generator Condition Monitor is designed to provide early warning of certain thermal failure conditions, which could lead to shutdown of hydrogen cooled electric power generators. The Hydrogen Control Cabinet continuously analyzes the purity of hydrogen and controls the rate of scavenging in hydrogen cooled turbine generators. The Detection Systems products are sold by direct sales from the Company's marketing function and through an independent network of distributors in the United States, Canada, and a few countries overseas. There are believed to be only two other manufacturers of this type of detection systems equipment worldwide.

            The Company  concluded an agreement with PROTEC Fire Detection,  plc of Nelson, Lancashire, England on January 16, 1996 for the sale of its Cirrus IFD product line, previously a component of the Detection Systems business. As a part of this agreement, the Company sold all Cirrus IFD assets, with a net book value at the date of sale of $8,456, for a realized gain of $291,544. The gain, net of certain other expenses, is included in miscellaneous income in the accompanying 1996 consolidated statement of income.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

            In April 1994, the Company sold its measurements division which had previously been a component of the Detection Systems business. As part of the consideration received in this sale, the Company accepted a five-year promissory note receivable of $141,458. During 1996, the Company determined that the remaining balance on the note was uncollectible and recorded a loss on the write-off of the outstanding balance of $135,533. The loss is included in miscellaneous income in the accompanying 1996 consolidated statement of income.

       (b)Principles of Consolidation
            The consolidated   financial   statements   include  the   financial
                statements of Environment One Corporation and its majority-owned foreign subsidiary, which was incorporated in 1990. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)Cash Equivalents
            Cash equivalents  of  $2,289,844  at  December  31,  1997 consist of overnight Eurodollar time deposits issued by a significant Northeastern United States bank. These overnight time deposits are not insured by the Federal Deposit Insurance Corporation. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (d)Per Share Amounts
            On December  31,  1997,  the  Company   adopted  the  provisions  of
               Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and specifies additional disclosure requirements.

            Basic EPS  excludes  dilution  and is computed  by  dividing  income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as stock options). All prior-period EPS data have been restated to conform to the provisions of SFAS No. 128.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

            The following tables provide calculations of basic and diluted earnings per share:


            Year ended December 31, 1997

                                                            Weighted      Per
                                               Net           average      share
                                              income         shares      amounts
                                            ----------      ----------    -----
Basic earnings per share .............      $1,960,045       4,228,077    $ .46
                                                                          =====

Effect of dilutive securities:
    Options and warrants .............            --           147,016
    Deferred compensation plan .......            --            58,489
                                            ----------      ----------
Diluted earnings per share ...........      $1,960,045       4,433,582    $ .44
                                            ==========      ==========    =====

            Year ended December 31, 1996

                                                             Weighted       Per
                                                 Net           average     share
                                               income          shares    amounts
                                              ----------     ----------    ----

      Basic earnings per share ..........     $1,254,687      4,128,175    $.30
                                                                           ====

      Effect of dilutive securities:
          Options .......................           --           90,156
          Deferred compensation plan ....           --           65,681
                                              ----------     ----------    ----
      Diluted earnings per share ........     $1,254,687      4,284,012    $.29
                                              ==========     ==========    ====

       (e)Revenues, Costs and Inventories
            Sales and related cost of goods sold are  recognized  when  products are shipped to customers. Inventories are valued at the lower of cost or market (net realizable value), costs being determined principally on the basis of standards, which approximate average current production costs.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


       (f)  Property, Plant and Equipment
            Property,  plant and equipment are stated at cost.  Depreciation  on property, plant and equipment is computed using the straight-line method for financial reporting purposes, and accelerated methods for income tax purposes. For financial reporting purposes, the Company provides for depreciation of property, plant and equipment over the following estimated useful lives:

                     Land improvements                           5-20 years
                     Building and building improvements          5-45 years
                     Machinery and equipment                     2-20 years

       (g)Patents and Other Assets
            The costs of patents  covering  products  expected  to be viable are deferred and amortized on a straight-line basis over twenty years from the date of filing or seventeen years from the date of issue, whichever is greater. The deferred costs of specific patent applications are written off if a patent application is rejected. Loan financing fees are amortized straight line over the term of the loan to which they relate.

       (h)Research and Development
            All research  and   development   costs  are  charged   directly  to
                operations as incurred. Research and development costs of approximately $215,000 and $177,000 during 1997 and 1996, respectively, are included in general and administrative expenses.

       (i)  Income Taxes
            Income taxes are accounted for under the asset and liability method.
                Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (j)  Foreign Currency Translation
            Accounts of the foreign  subsidiary  have been  translated into U.S.
               dollars substantially in accordance
                with SFAS No. 52.

       (k)Stock Option Plans
            Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if, and to the extent that, the current market price of the underlying stock exceeded the

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


                exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123.

       (l)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
            Of
            The Company  adopted the provisions of SFAS No. 121,  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
                Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

       (m)Use of Estimates
            Management  of the  Company  has  made a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)    Short-term and Long-term Debt
       The Company has available a $5,000,000 line of credit of which $5,000,000 is available at December 31, 1997. The line is secured by trade accounts receivable and inventories. The Company had $0 outstanding on this line of credit at December 31, 1997. The interest rate on this short-term borrowing at December 31, 1997 is based upon the bank's prime rate and was 8.50%. The line of credit, unless extended or renewed, expires on April 29, 1998.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

       The Company's long-term debt consisted of the following at December 31, 1997:

 Construction note, payable in installments of $28,175
    monthly beginning January 1, 1995, plus interest based
    on the bank's prime rate plus (% at December 31, 1997
    (9.0% at December 31, 1997), maturing December 31, 2000.
    Secured by real property                                        $  1,500,494

 Less installments due within one year                                   338,100
                                                                    ------------
         Long-term debt, excluding current installments             $  1,162,394
                                                                    ============

       The line of credit and construction loan agreements require compliance with certain financial loan covenants related to minimum current, debt service coverage and debt to worth ratios, as well as minimum working capital and net worth, and limitations on capital expenditures. At December 31, 1997, the Company was in compliance with these covenants.

       Future principal payments on long-term debt are as follows:

                           1998                                $  338,100
                           1999                                   338,100
                           2000                                   824,294
                                                               ----------
                                                               $1,500,494
                                                               ==========

       The Company is not required to maintain compensating balances pursuant to the credit terms under its line of credit with the bank.

(3)    Leases
       The Company is a party to noncancellable operating leases for the rental of equipment and office space. Total rent expense incurred by the Company under operating leases during 1997 and 1996 was $34,889 and $17,057, respectively.

       The future minimum lease payments under noncancellable operating leases as of December 31, 1997 are as follows:

                 Year ending

                    1998                                          $ 51,659
                    1999                                            40,409
                    2000                                            37,614
                    2001                                            17,306
                                                                  --------
                                                                  $146,988
                                                                  ========

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(4)    Shareholders' Equity
       During 1997 and 1996,  5,500 and 22,600  shares of the  Company's  common stock were issued upon exercise of stock options for $13,676 and $19,038, respectively. In addition, during 1997 and 1996, 10,000 shares of common stock were issued to the Company's Chairman as compensation and valued in the amount of $70,000 and $47,501 respectively. During 1996, 999 shares of common stock held in treasury were issued as compensation to other individuals and valued in the amount of $4,995.

       Also, during  1997,  the Company  issued  10,000  warrants at an exercise price of $9.125 to an outside consultant, that resulted in a charge to earnings in the amount of $10,626 using the Black Scholes option-pricing model.

       (a)Amended and Restated Stock Option Plan
            The Company's Amended and Restated Stock Option Plan was established in 1971 authorizing 100,000 shares for option grants. During 1991, the shareholders approved an amendment to the plan, authorizing 400,000 shares for option grants. Under the plan, options to purchase common shares may be granted to directors, officers and other key employees of the Company, and such shares may be authorized and unissued shares, or issued and reacquired shares, as determined by the Board of Directors. The option price per share may not be less than the fair market value of a share of common stock on the date the option is granted, and the maximum term of an option may not exceed ten years. Options granted under the plan generally are exercisable 20% per year beginning one year from the date of grant. During 1997 and 1996, the Company granted options for 10,715 and 38,182 shares, respectively, under this plan.

            At December 31, 1997 and 1996, the Company has reserved 319,691 and 316,976 shares, respectively, of its common stock for the exercise of stock options under this plan, of which 278,634 and 246,285 shares, respectively, were exercisable. The weighted-average exercise price per share of those options exercisable under this plan was $3.28 and $3.14 at December 31, 1997 and 1996, respectively.

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

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

            Under  the  terms  of  the  plan,  options  granted  may  be  either non-qualified or incentive stock options and the exercise price, determined by the Committee, may not be less than the fair market value of a share of common stock on the date of grant. SARS, and SARS granted in tandem with options, shall be exercisable only to the extent the underlying options are exercisable, and in no event less than six months from the date of grant, and the grant price shall be equal to the exercise price of the underlying options. In addition, the Committee may grant restricted stock to participants of the plan at no cost. Other than the restrictions that limit the sale and transfer of these shares, participants are entitled to all rights of a shareholder. During 1997 and 1996, the Company granted incentive stock options for 57,785 and 24,000 shares, respectively, under this plan.

            At December 31, 1997 and 1996, the Company has reserved 81,785 and 24,000 shares, respectively, of its common stock for the exercise of options under this plan of which 11,943 and 0 shares, respectively, were exercisable. The weighted average exercise price per share of those options exercisable under this plan was $6.26 at December 31, 1997.

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

            The option  price per  share  may not be less  than the fair  market value of a share of common stock on the date the option is granted , and the maximum term of an option may not exceed ten years. Options granted under the plan shall become exercisable in full one year from the date of grant. During 1997 and 1996, the Company granted 5,856 and 9,090 shares, respectively, under this plan.

            At December 31, 1997 and 1996, the Company has reserved 14,946 and 9,090 shares, respectively, of its common stock for the exercise of options under this plan of which 9,090 shares were exercisable at December 31, 1997.

            In addition, during 1996, the Company established a stock grant plan for non-employee directors that entitles each non-employee director to receive a stock grant equivalent to $10,000 on September 1st of each year following election to the Board of Directors. The grant is in lieu of all cash compensation for their participation on the Board of Directors. For the years ended December 31, 1997 and 1996, the Company granted 6,576 and 9,755 shares of common stock, the equivalent of $60,006 and $50,000, respectively, which has been recognized as non-cash compensation expense in the accompanying consolidated statements of income.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

            The following  tables  summarize,  by date of grant,  the  number of options and warrants issued and the exercise price per share. Options are generally exercisable 20% per year beginning one year from date of grant and expire ten years from date of grant:


        Date of Grant              Number of Options Issued       Option Price
        -------------              ------------------------       ------------

            June           1988           22,500                   $  0.9375

            May            1990           19,000                   $  2.3750

            July           1991           16,500                   $  1.4375

            July           1992           30,000                   $  2.8750

            April          1993           47,000                   $  2.6250

            May            1994           41,000                   $  2.3750

            May            1995           48,500                   $  3.0000

            May            1995          100,000 (a)               $  2.8500

            December       1995           14,544 (b)               $  5.5000

            May            1996           23,182 (a)               $  5.2500

            July           1996           36,500                   $  5.1300

            September      1996            2,500                   $  5.3750

            December       1996           9,090  (b)               $  5.5000

            March          1997           34,000                   $  6.5000

            May            1997           25,000 (a)               $  7.0000

            October        1997            9,500                   $ 10.6250

            December       1997           5,856  (b)               $ 10.2500


            (a) Exercisable 50% at date of grant and 50% one year from the date of grant.

            (b) Exercisable in full one year from the date of grant.

             Date of Grant     Number of Warrants Issued        Warrant Price

             September 1997         10,000 (c)                  $    9.1250

            (c) Exercisable 100% at date of grant.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

       The following table summarizes stock option transactions during 1997 and 1996:

                                                                                         Weighted-average
                                                                 Option shares       exercise price per share
                                                                 -------------       ------------------------
                Balance at December 31, 1995                        304,894                $   2.70


                Options granted                                      71,272                    5.22

                Options exercised                                   (22,600)                   0.84

                Options expired                                      (3,500)                   2.45
                                                                -----------

                Balance at December 31, 1996                        350,066                    3.34

                Options granted                                      74,356                    7.49

                Options exercised                                    (5,500)                   2.49

                Options expired                                      (2,500)                   2.62
                                                                -----------

                Balance at December 31, 1997                        416,422                    4.09
                                                                ===========

       The following table summarizes those stock options outstanding and exercisable at December 31, 1997:

                                                                              Weighted-
                                                                 Weighted-     average                    Weighted-
                                                                  average     remaining                    average
                                                  Shares         exercise    contractual     Shares       exercise
       Range option exercise price              outstanding        price        life       exercisable      price
       ---------------------------              -----------        -----        ----       -----------      -----
       $    0.9375    -     1.4375                  10,750     $    1.40     3.3 years         10,750     $   1.40
            2.3750    -     3.0000                 245,500          2.77     6.7 years        209,800         2.78
            5.1300    -     7.0000                 144,816          5.86     8.8 years         79,117         5.57
           10.2500    -    10.6250                  15,356         10.48     9.9 years             -           -
                                               -----------                                -----------
                                                   416,422                                    299,667
                                               ===========                                ===========

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

       The per share weighted-average fair value of stock options granted during
          1997 and 1996 was $4.48 and $3.22 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, risk-free interest rate of approximately 6.5%, volatility of approximately 35%, and an expected life of 10 years; 1996 - expected dividend yield of 0%, risk-free interest rate of approximately 6.5%, volatility of approximately 37%, and an expected life of 10 years.

       The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated statements of income. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and related per share amounts would have been reduced to the pro forma amounts indicated below:

                                                    1997                1996
                                              ---------------       ------------
Net income:
     As reported                              $     1,960,045          1,254,687
                                              ===============       ============

     Pro forma                                $     1,890,151          1,113,193
                                              ===============       ============
Per share amounts:
     Basic earnings per share
         As reported                          $           .46                .30
                                              ===============       ============
         Pro forma                            $           .45                .27
                                              ===============       ============

     Diluted earnings per share
         As reported                          $           .44                .29
                                              ===============       ============
         Pro forma                            $           .43                .26
                                              ===============       ============

       Pro forma net income and earnings per share  reflect only options granted after  January  1, 1995.  Therefore,  the full  impact of  calculating compensation  cost  for  stock  options  under  SFAS  No.  123  is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting periods, generally five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

                           ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(5)    Income Taxes
       Income tax expense for the years ended December 31, 1997 and 1996 consists of:

                                                1997                    1996
                                            -----------             -----------
Current:
     Federal                                $ 1,275,647                 958,044
     State                                      119,992                  80,000
                                            -----------             -----------
                                              1,395,639               1,038,044
Deferred                                       (191,739)               (271,539)
                                            -----------             -----------
                                            $ 1,203,900                 766,505
                                            ===========             ===========

       The following table reconciles the expected tax expense at the Federal statutory rate to the effective tax rate.

                                                     1997                        1996
                                        ------------------------     ------------------------
                                            Amount           %           Amount           %
                                        -----------         ----     -----------         ----
Computed expected tax expense           $ 1,075,741         34.0%    $   687,205         34.0%
State taxes, net of Federal benefit          79,195          2.5          52,800          2.6
Research and experimentation credit         (13,826)        (0.4)         (6,600)        (0.3)
Loss (income) of foreign subsidiary         (20,820)        (0.7)         12,881          0.6
Nondeductible expenses                       23,943          0.8          15,247          0.8
Other                                        59,667          1.9           4,972          0.2
                                        -----------         ----     -----------         ----
                                        $ 1,203,900         38.1%    $   766,505         37.9%
                                        ===========         ====     ===========         ====

                          ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

       For the year ended December 31, 1997, the deferred income tax benefit of $191,739 results from the changes in temporary differences. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1997 are presented below:

              Deferred tax assets:
                  Accounts receivable, due to allowance for
                     doubtful accounts                                              $       36,374
                  Inventories, principally due to additional costs
                     inventoried for tax purposes pursuant to the Tax Reform
                     Act of 1986 and inventory reserves                                     80,405
                  Warranty accrual                                                         107,100
                  Pension settlement                                                        16,421
                  Deferred compensation                                                    324,166
                  Property, plant and equipment, due to differences in
                     depreciation lives and methods                                          1,031
                                                                                      ------------
                         Total gross deferred tax assets                                   565,497
                         Less valuation allowance                                               -
                                                                                      ------------
                                                                                           565,497
              Deferred tax liability:
                 Prepaid expenses                                                          (11,334)
                                                                                      ------------
                          Net deferred tax asset                                    $      554,163
                                                                                      ============

       At December 31, 1996, the net deferred tax asset was $362,424 and there was no recorded valuation allowance.

       At December 31, 1997, the Company has New York State investment tax credit carryforwards of approximately $20,000.

       In assessing  the  realizability  of  deferred  tax  assets,   management
          considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies, as well as carryback opportunities, in making this assessment. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income of approximately $1,600,000. For the years ended December 31, 1997 and 1996, the Company's Federal taxable income was approximately $3,300,000 and $2,600,000, respectively. Based upon the level of historical taxable income, projections for future taxable income and carryback opportunities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

                          ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

       At December 31, 1997, $228,966 of deferred tax assets are included in other current assets.

(6)    Employee Benefit Plans
       (a)Retirement and Profit Sharing Plans
            During 1997,  the Company  terminated its  non-contributory  defined benefit pension plan and all eligible employees were provided with the opportunity to receive a lump-sum payment, rollover the amount available to their respective 401(k) participant account or have an annuity purchased on their behalf. As a result of the termination, the Company realized a gain of $63,000.

            Net periodic pension cost for the year ended December 31, 1996 included the following components:

                  Service cost - benefits earned during
                      the period                               $    143,561
                  Interest cost on projected benefit
                      obligation                                     94,985
                  Actual return on plan assets                      (40,671)
                  Net amortization and deferral                       1,247
                                                                 ----------
                      Net periodic pension cost                $    199,122
                                                                 ==========

            Assumptions used in accounting for the pension plan as of December 31, 1996 were:

                  Discount rate                                            7.25%
                  Rate of increase in compensation levels                  6.00%
                  Expected long-term rate of return on assets              8.00%


            During 1992,  the Company  established a 401(k) savings plan that is available to all employees who meet certain eligibility requirements. The Company does not contribute to this plan as of December 31, 1997.

       (b)Deferred Compensation Plans
              (i) Growth Performance Sharing
                  During 1996, the Company established a Growth Performance Sharing ("GPS") plan for all employees based on the achievement of certain objectives that include sales growth, profit growth and return on assets. During 1997 and 1996, the Company recorded $447,284 and $357,126, respectively, of expense under the GPS plan, and at December 31, 1997 the unpaid portion, in the amount of $272,792, is included in accrued payroll and related costs in the accompanying 1997 consolidated balance sheet.

                          ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

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

                  During 1997, the Company issued 65,681 shares of common stock, with a cost of $369,461, to a rabbi trust for distribution to the participating employees at such time as elected. Those shares placed in the trust have been accounted for as treasury shares by the Company and there is no additional compensation expense recorded for appreciation in share value. As originally elected, one employee received a distribution of 5,363 shares of common stock from treasury.

                  During 1997 and 1996, the Company recorded $614,135 and $369,461, respectively, of expense under the Plan.

(7)    Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       (a) Cash and Cash Equivalents, Accounts Receivable, Book Overdraft, Accounts Payable, Income Taxes Payable and Accrued Expenses
            The carrying   amount  of  cash  and  cash   equivalents,   accounts
                receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

       (b)Long-term Debt
            The interest rate on the Company's  long-term  debt is  periodically reset according to changes in the bank's prime rate which is reflective of current market rates (see note 2). Consequently, the carrying value of the long-term debt approximates fair value.

(8)    Industry Segment Information
       The Company's operations consist of two segments that are concerned with the development, production and marketing of products. Sewer Systems consists of products designed to transport and treat sanitary sewer waste. Operations of the Detection Systems segment include the production and sale of products designed to protect equipment and facilities and until January 1996 included the production and sale of the Cirrus IFD product line as discussed in note 1(a). For the years ended December 31, 1996 and 1997, the revenue, income from operations and total assets specifically attributable to the Cirrus IFD product

                          ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

          line have been recorded within Corporate due to the sale of this product line. Also, during 1996 the Company established a Growth Performance Sharing plan, as discussed in note 6(b), that is based on the Company's achievement of certain objectives. The expenses recorded by the Company under this plan have been presented within Corporate because such expenses are based upon the performance of the Company as a whole. Total revenue includes sales to unaffiliated customers; there are no intersegment sales.

                                Sales to unaffiliated customers                    Income (loss) from operations
                                -------------------------------                    -----------------------------
                                     1997            1996                            1997             1996
                                     ----            ----                            ----             ----
       Sewer Systems         $     21,196,777       18,724,259                       2,997,062       2,237,321
       Detection Systems            2,652,961        1,893,907                       1,156,718         463,638
       Corporate                      480,983          918,264                        (939,164)       (494,053)
                               --------------   --------------                    ------------   -------------
         Total               $     24,330,721       21,536,430                       3,214,616       2,206,906
                               ==============   ==============                    ============   =============

                                         Total assets
                             ---------------------------------
                                     1997             1996
                                     ----             ----
       Sewer Systems         $     8,939,881         8,728,565
       Detection Systems           1,324,173           999,135
       Corporate                   3,828,184         1,517,974
                               -------------    --------------
         Total               $    14,092,238        11,245,674
                               =============    ==============
                                                        Property, plant and equipment
                                ------------------------------------------------------------------------------
                                             Additions                           Depreciation and amortization
                                -------------------------------                  -----------------------------
                                       1997           1996                           1997           1996
                                       ----           ----                           ----           ----
       Sewer Systems            $       220,623         319,050                       440,129        441,867
       Detection Systems                  9,630          29,800                        43,511         47,568
       Corporate                        214,407          54,918                        74,192         74,170
                                  -------------   -------------                   -----------    -----------
         Total                  $       444,660         403,768                       557,832        563,605
                                  =============   =============                   ===========    ===========

                          ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

                               Amortization and abandonment
                                     of intangible assets
                               ----------------------------
                                     1997           1996
                                     ----           ----
       Sewer Systems            $    69,666          32,688
       Detection systems                 -               -
                                  ---------      ---------
           Total                $    69,666          32,688
                                  =========      ==========

       Export sales of low pressure sewer systems were approximately 6.1% and 2.8% of total Company sales in 1997 and 1996, respectively. Export sales of detection instruments were approximately 6.3% and 4.5% of total Company sales in 1997 and 1996, respectively.

(9)    Business and Credit Concentrations
       (a)Concentration of Credit Risk and Sales to Major Customers
            Financial  instruments  which  potentially  subject the Company to a concentration of credit risk principally consist of trade receivables. The Company sells products to customers primarily in the United States. At December 31, 1997 and 1996, eight customers comprised approximately 49% and 43%, respectively, of trade accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of customers but generally does not require collateral. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

            During  1997  and   1996,   sales  to  eight   customers   comprised
                approximately 42% and 36%, respectively, of the Company's consolidated net sales. No individual customer comprised more than 10% of consolidated net sales in 1997 and 1996.

       (b)Concentration of Purchasing Risk
            During  both  1997  and  1996,  approximately  52% of the  Company's purchases were made from ten vendors. No individual vendor comprised more than 10% of total purchases in 1997 and 1996.

(10)   Contingent Liabilities
       During 1997, an action was brought against the Company based on allegations of misrepresentation and breach of contract relating to the Company's termination of its relationship with Abaxial Associates, Inc. (the "plaintiff"). The plaintiff seeks monetary damages in the amount of $1,600,000 (CDN), plus interest and certain other costs. In the opinion of management, the plaintiff's business relationship with the Company was terminated for cause and the claim is unsubstantiated and without merit. Although no assurances can be given, the Company's management believes the ultimate outcome of this allegation will not have a material adverse affect on the financial position or results of operations of the Company.

                          ENVIRONMENT ONE CORPORATION
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(11)   Subsequent Event
       On February 24, 1998,  the Company  entered into an Agreement and Plan of
          Merger (the "Agreement") with Precision Castparts Corp. and EOC Acquisition Corporation providing for the acquisition, subject to the terms and conditions of the Agreement, by Precision Castparts Corp., through its wholly-owned subsidiary EOC Acquisition Corporation, of all the outstanding shares, including all options and warrants (vested and unvested), of common stock of the Company for $15.25 per share in cash, net of the exercise price in the case of all options and warrants. Under the terms and conditions of the Agreement, the Company will be the surviving corporation and a wholly-owned subsidiary of Precision Castparts Corp.

       As a result of the Company's acceptance of the terms and conditions of the Agreement, the Company will be required to pay an outside consultant a transaction fee, contingent on the closing of the aforementioned transaction, of approximately $800,000. In addition, the Company has agreed to indemnify the outside consultant against certain liabilities, if any.

       Additionally, as a result of the Company's acceptance of the terms and conditions of the Agreement, the Company will be required under the conditions of a Change in Control Agreement dated January 5, 1998, to pay the Company's Chairman approximately $350,000, plus a prorated portion of any 1998 bonus amount to which he is entitled. Also, the Company has agreed to waive any required health insurance premium that would be due from the Chairman for a twelve-month period following his termination.

       In addition, pursuant to the Agreement, the Company has entered into certain other ancillary agreements with specific directors, officers and key employees of the Company. These agreements are as follows:

            (i) The Company entered into employment agreements with eight named officers and employees for periods of one to two years.

            (ii) The Company entered into a stockholder agreement with certain named directors, officers and employees, under which those individuals agreed to tender all of their respective shares, including all options (vested and unvested), of common stock so long as the offer price is not less than $15.25 per share in cash.

                           Environment One Corporation
                                   Form 10-KSB
                                Part II (con't.)

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                      None

                           Environment One Corporation
                                   Form 10-KSB
                                    Part III

Item 9.  Directors and Executive Officers of the Company

                                                  Date
   Name                      Position         Office Began           Age
   ----                      --------         ------------           ---

Walter W. Aker               Director         Dec 1968               79

Mark E. Alexander            Vice President   January 1998           41

John L. Allen                Director         May 1993               54

Stephen V. Ardia             Chairman         May 1995               56
                             President, CEO   Sept 1996

David M. Doin                Vice President   Sept 1991              42

Angelo Dounoucos             Director         May 1988               65
                             President, CEO   Retired, Sept 1996

Lars Grenback                Director         May 1993               54

Robert G. James              Director         May 1984               73

Rolf E. Soderstrom           Director         May 1991               65

Philip W. Welsh              Vice President   May 1995               40
                             Treasurer, CFO

All executive officers of the Corporation are included in the preceding table. Executive officers serve until the Board of Directors' meeting immediately following the Annual Meeting of Shareholders or until their successors are elected.

Directors elected at the Company's Annual Meeting serve until the next Annual Meeting. All of the above directors were elected by the Shareholders at the Annual Meeting held May 15, 1997.

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

Business Experience During the Past Five Years:

Walter W. Aker
He was vice president of the Company from 1968 to 1975 and from 1982 to 1993. He was elected corporate secretary from 1976 to 1993.

Mark E. Alexander
He was appointed vice president of marketing in January, 1998. He began his career with Environment One in January, 1990 as a regional sales manager in the Sewer Systems Business. He was promoted to national sales manager in 1994 and to director of marketing in 1995. He earned his master of business administration in 1995 from Pepperdine University.

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

David M. Doin
He was elected vice president in September, 1991 and also served as the general manager of the Detection Systems Business until January, 1998 when he was appointed vice president of sales. He received his bachelor of science degree in business from the State University of New York at Albany in 1983. He joined the Company in 1977 in Measurement Services sales and was appointed product manager, Scientific Instruments, in 1981.

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

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

  Business Experience of Executive Officers During the Past Five Years (con't.)

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

Philip W. Welsh
He was elected treasurer in May, 1995 and was appointed vice president and chief financial officer in January, 1998. Prior to January, 1998 he served as the director of finance. He received his bachelor of science degree in business from the Pennsylvania State University in 1979 and his master of business administration from the California State University at Long Beach in 1987. Before joining the Company in 1992, he had worked for Hughes Aircraft Company in Los Angeles, California as a finance and accounting manager.

               Compliance with Section 16(a) of the Exchange Act

The Company believes that all directors, executive officers and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 1997, except for the following: Mr. Dounoucos filed a late Form 5 with respect to one transaction and failed to include on his Form 5 an additional transaction, each of which occurred in 1997 under stock-based compensation plans maintained by the Company for non-employee directors; Mr. Grenback did not file a required Form 4 with respect to three transactions occurring in 1997; and each of Messrs. Allen, Aker, Grenback, James and Soderstrom failed to file a Form 5 with respect to two transactions under stock-based compensation plans maintained by the Company for non-employee directors.

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

Item 10. Executive Compensation

Compensation of Executive Officers

The following table sets forth information concerning compensation paid by the Company to (i) all persons who served as chief executive officer of the Company during 1997, and (ii) the other most highly compensated executive officers whose annual salary and bonus during 1997 exceeded $100,000.

                                                                                                 Long Term
                                                                                               Compensation
                                                    Annual Compensation                            Awards
                                     --------------------------------------------------           ---------
                                                                          Other Annual            Options/            All Other
Name and                             Salary              Bonus             Compensation              SARs             Compensation
Principal Position      Year            $                 ($)                  ($)                   (#)                ($) (1)
------------------      ----            -                 ---                  ---                   ---                -------

Stephen V. Ardia        1997         150,000            224,148               70,000                25,000              45,906
Chairman of the         1996          46,222            113,816               47,500                23,182              21,474
Board, President &      1995               0                  0               45,000               101,818                   0
CEO since 9/1/96

Mark E. Alexander       1997          91,250             81,817                                      6,000              16,758
Vice-President -        1996          79,232             37,575                                      4,000               7,172
Marketing               1995          60,000             35,906                                      6,000              16,000

David M. Doin           1997          79,100             59,103                                      5,000              12,107
Vice President -        1996          76,400             28,985                                      2,000               5,535
Sales                   1995          76,400             20,000                                      5,000                   0

George A. Earle         1997          77,851             48,030                                      4,000               9,534
Director of             1996          71,400             27,091                                      2,500               5,169
Engineering             1995          71,400             10,685                                      6,000                   0

Philip W. Welsh         1997          77,750             58,091                                      6,000              11,897
Vice President -        1996          71,000             26,936                                      4,000               5,141
Finance, Chief          1995          69,769              3,610                                      6,000                   0
Financial Officer,
Treasurer


(1)      For 1997, represents the Corporation's  matching contribution under the
         Deferred   Compensation  Plan  for  Certain   Executive   Employees  of
         Environment One Corporation.

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

                         Executive Compensation (cont.):


Option Grants in Last Fiscal Year

The following table provides further information on grants of stock options pursuant to the Company's Amended and Restated Stock Option Plan and 1996 Incentive Compensation Plan in fiscal year 1997, with respect to each of the named executive officers in the Summary Compensation Table.

                                     % of Total Options            Exercise or
                    Options         Granted to Employees            Base Price          Expiration
Name              Granted (#)          in Fiscal Year                  ($/Sh)             Date
----              -----------          --------------                  ------             ----
S. Ardia             25,000                 36%                        $7.00            5/15/2007

M. Alexander          6,000                  9%                        $6.50            3/20/2007

D. Doin               5,000                  7%                        $6.50            3/20/2007

G. Earle              4,000                  6%                        $6.50            3/20/2007

P. Welsh              6,000                  9%                        $6.50            3/20/2007


Aggregated Option Exercises in Last Fiscal Year and FY-End Option Value

The following table provides information for the named executive officers with respect to (i) stock options exercised in fiscal year 1997, (ii) the number of stock options held at the end of fiscal year 1997, and (iii) the value of in-the-money stock options at the end of fiscal year 1997.



                                                                Number of Unexercised           Value of Unexercised In-the-Money
                      Shares Acquired       Value               Options at 12/31/97                  Options at 12/31/97
Name                  On Exercise (#)     Realized ($)      Exercisable       Unexercisable       Exercisable      Unexercisable
----                  ---------------     ------------      -----------       -------------       -----------      -------------
S. Ardia                    ---             ---              137,501             12,499           $939,549             $43,747

M. Alexander                ---             ---               12,200             15,800             93,421              92,309

D. Doin                     ---             ---               18,750             13,000            153,257              78,467

G. Earle                    ---             ---               15,100             11,400            122,275              67,725

P. Welsh                    ---             ---               11,000             15,000             83,571              85,909

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

                         Executive Compensation (cont.):

Employment Agreement and Change of Control Agreement with Mr. Ardia

The Company has entered into an Employment Agreement with Mr. Ardia, providing for Mr. Ardia to serve as the Company's President for a term of one year beginning on the date that the tender offer (the "Offer") of Precision Castparts Corp. ("PCC") and EOC Acquisition Corporation (the "Purchaser") is consummated (see Item 11), after which his employment may be continued on an at-will basis by mutual agreement of the parties. The agreement provides that Mr. Ardia will be paid a base salary at the annual rate of $150,000 (which is consistent with his current salary arrangements). He will be entitled to participate in the Company's bonus plan through December 31, 1998, and in a similar bonus plan during the three month period January 1, 1999 through March 28, 1999. Mr. Ardia will also be entitled to participate in PCC's stock option and stock purchase programs, in accordance with the terms of those programs. Mr. Ardia may terminate the agreement upon thirty days' written notice to the Company any time after the first three months of its effectiveness.

The Company also has a Change in Control Agreement with Mr. Ardia dated January 5, 1998, providing for a payment to Mr. Ardia upon the occurrence of a "Change of Control" (as defined in the agreement) equal to (i) the amount of his annual base salary in effect on the date of the Change of Control, and (ii) an amount equal to the sum of (A) the bonus payable to Mr. Ardia for the year during which the Change of Control occurs, prorated through the date of the Change of Control, plus (b) the average annual bonus paid to Mr. Ardia for the two complete fiscal years that precede the fiscal year during which the Change of Control occurs. In addition, the Company shall waive for twelve months following his termination any required premium payment due from Mr. Ardia to allow him to continue his coverage under the Company's group health plan. A "Change of Control," as defined in the agreement, would occur upon the Purchaser's acceptance for payment and payment for Shares pursuant to the Offer (See Item
11).

Employment Agreements with Messrs. Alexander, Doin, Earle and Welsh

The Company also has entered into two-year Employment Agreements with Mr. Alexander to serve as Vice President of Marketing; Mr. Doin to serve as Vice President, General Manager; Mr. Earle to serve as Director of Engineering; and Mr. Welsh to serve as Vice President of Finance. These agreements provide for an annual salary of $95,000 for Mr. Alexander, $90,000 for Mr. Doin, $80,000 for Mr. Earle, and $80,000 for Mr. Welsh, respectively (which are consistent with their current salary arrangements). Each of the foregoing employees will be entitled to participate in the Company's bonus plan through December 31, 1998, and in a similar bonus program for the three month period January 1, 1999 through March 28, 1999. Thereafter, any bonus program provided will be consistent with bonus programs provided by PCC to similarly situated employees. These employees will also be entitled to participate in PCC's stock option and stock purchase programs, in accordance with the terms of those programs.

The agreements, which may be terminated by either party upon thirty days' written notice, provide for a severance benefit equal to the following: (i) if the employee is terminated before the first anniversary of

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)



the effective date of the agreement, the remaining balance of the employee's base salary for the portion of year from the date of termination until the first anniversary of the effective date, plus 100% of any calendar year 1998 bonus to which the employee would have been entitled had he or she remained employed by the Company through December 31, 1998, plus the Severance Payment (as defined below); or (ii) if the employee is terminated after the first anniversary of the effective date of the agreement and prior to the second anniversary of the effective date, ten months' pay at the employee's then current salary level (the "Severance Payment"). In addition, the Company shall waive for the remainder of the unexpired term of the agreement any required premium payment due from the employee to allow the employee to continue his or her coverage under the Company's group health plan. The employee is ineligible for the payments described in this paragraph if he or she voluntarily resigns or withdraws from employment, is terminated for "cause" (as defined in the agreement), terminates employment as a result of the expiration of the term of the agreement, breaches certain confidentiality or non-competition provisions in the agreement, or accepts reasonably comparable employment with an affiliate of PCC.

Compensation of Directors

As compensation for attendance at Board and Committee meetings, directors who are not employees of the Company receive a stock grant on September 1st of each year for a number of shares having an aggregate value of $10,000, based upon the fair market value of the Company's common stock at the close of business on the date of grant. In addition, non-employee directors receive a grant of stock options on the third Tuesday of each December. Each such grant to a director relates to a total number of shares of the Company's common stock having an aggregate fair market value, at the close of business on the date of grant, equal to $10,000. The exercise price of these options is fixed at the fair market value of the Company's common stock at the close of business on the date of grant. The Board of Directors believes that this equity-based system of compensation is beneficial in that it more closely aligns the long-term interests of directors with those of the Company's shareholders.

As a general rule, directors who are officers or employees of the Company receive no compensation for attendance at Board or Committee meetings. The Company does have a Letter of Understanding with Mr. Ardia dated May 22, 1995, providing for Mr. Ardia to serve as Chairman of the Board. Pursuant to this Letter of Understanding, Mr. Ardia received a grant of 10,000 shares of common stock in 1997 having an aggregate market value (on the date of grant) of $70,000. In addition, during 1997 Mr. Ardia received an option to purchase 25,000 shares of common stock at an exercise price of $7.00 per share, the market value on the date of grant.

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)


Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 3, 1998, the ownership of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five percent of the common stock.



   Name and Address                Amount and Nature             Percentage of
   of Beneficial Owner          of Beneficial Ownership       Outstanding Shares
   -------------------          -----------------------       ------------------

   Angelo Dounoucos                   243,528(a)                     5.60%
   720 St. Davids Lane
   Schenectady, NY   12309




   Robert and Ardis James             486,317(b)                    11.31%
   Foundation
   80 Ludlow Drive
   Chappaqua, NY   10514




   Cenith Partners L.P.               401,510(c)                     9.35%
   One Financial Center
   Boston, MA   02110


(a) Includes 56,000 shares issuable upon exercise of stock options that are exercisable within 60 days of March 3, 1998, 60,000 shares held jointly with his wife and 7,300 shares held in his wife's IRA.

(b) Includes 3,381 shares held by Robert G. James, 43,400 shares held in custodian accounts for his children, and 3,636 shares issuable upon exercise of currently exercisable stock options held by Robert G. James.

(c) Includes 5,000 shares held by Stephen G. Rabinovitz, sole general partner of Cenith Partners L.P.

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)


     Security Ownership of Certain Beneficial Owners and Management (cont.):

Security Ownership of Management

The following table sets forth, as of March 3, 1998, the ownership of the Company's common stock by each of the Company's current directors, named executive officers and all directors and executive officers as a group.

                                       Amount and Nature            Percentage of Outstanding
Name                             of Beneficial Ownership(a)(c)                Shares
----                             -----------------------------                ------
Walter W. Aker*                           189,377(b)                           4.40%

Lars G. Grenback*                         161,883(b)                           3.77%

John L. Allen*                               7,683                             0.18%

Stephen V. Ardia*+                        190,201(b)                           4.29%

Robert G. James*                          486,317(b)                          11.31%

Angelo Dounoucos*                         243,528(b)                           5.60%

Rolf E. Soderstrom*                        16,683(b)                           0.39%

Mark E. Alexander+                          14,008                             0.33%

David M. Doin+                              24,004                             0.56%

George A. Earle+                            21,094                             0.49%

Philip W. Welsh+                            17,225                             0.40%

All directors and executive              1,395,859(d)                         30.42%
officers as a group

*  Director
+ Executive Officer

(a) Includes all shares for which the named individual possessed sole or shared voting or investment power, even if beneficial ownership has been disclaimed as to any of these shares by the named individual.

(b) The listed amounts include shares as to which certain directors are beneficial owners but not the sole beneficial owner as follows: Mr. Aker's wife holds 15,000 shares; Mr. Ardia's wife holds 2,600 shares in an IRA; Mr. Dounoucos's wife holds 7,300 shares in an IRA, and 60,000 shares jointly with Mr. Dounoucos; Mr. Grenback is President of Svensk Kommunalteknik AB, which holds 153,000 shares, and Mr. Grenback's wife holds 1,000 shares; 435,900 shares are held by the

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

     Security Ownership of Certain Beneficial Owners and Management (cont.):

         Robert and Ardis James Foundation and 43,400 shares are held in custodian accounts for Mr. James' children; and Mr. Soderstrom holds 10,000 shares jointly with his wife.

(c) Includes the following shares which the individuals have the right to acquire, within 60 days of the record date, through exercise of stock options issued by the Company: Mr. Aker - 3,636 shares, Mr. Allen - 3,636 shares, Mr. Ardia - 137,501 shares, Mr. Dounoucos - 56,000 shares, Mr. Grenback - 3,636 shares, Mr. James - 3,636 shares, Mr. Soderstrom - 3,636 shares, Mr. Alexander - 13,400 shares, Mr. Doin - 19,750 shares, Mr. Earle - 15,900 shares, Mr. Welsh - 12,200 shares. These shares are included in the total number of shares outstanding for the purpose of calculating the percentage ownership of each of the foregoing individuals and of the group as a whole, but in calculating the percentage of each individual, the number of outstanding shares does not include options of other individuals listed in the table.

(d) Includes 292,831 shares issuable upon exercise of stock options that are exercisable within 60 days of March 3, 1998, and 728,200 shares for which certain directors and executive officers are beneficial owners, but not the sole beneficial owners, as set forth in note (b) above.

Changes in Control

The Company has executed an Agreement and Plan of Merger dated as of February 24, 1998 (the "Merger Agreement") among the Company, the Purchaser, and PCC. The Purchaser is a New York corporation and a wholly owned subsidiary of PCC, an Oregon Corporation

Pursuant to the Merger Agreement, among other things, the Purchaser commenced a tender offer on March 3, 1998 to purchase all of the issued and outstanding shares of the Company's common stock (the "Shares") at a price of $15.25 per Share, net to the seller in cash, as described in the Purchaser's Offer to Purchase dated March 3, 1998 and the related Letter of Transmittal (which Offer to Purchase and related Letter of Transmittal together constitute the "Offer"). The Offer is scheduled to expire at 12:00 midnight, eastern time, on Monday, March 30, 1998, unless extended. The Offer is subject to, among other things, the condition that a number of shares representing not less than 66b percent of all outstanding Shares on a fully diluted basis be validly tendered prior to the expiration of the Offer and not withdrawn (the "Minimum Condition"). The Merger Agreement also provides for the merger of the Purchaser with and in to the Company (the "Merger") as soon as practicable after the consummation of the Offer. Following the consummation of the Merger (the "Effective Time"), the Company will be the surviving corporation and a wholly owned subsidiary of PCC. In the Merger, each Share issued and outstanding immediately prior to the Effective Time (other than Shares held by PCC, the Purchaser or in the treasury of the Company, all of which will be canceled) will be converted into the right to receive cash in the amount of $15.25.

The terms of the Merger Agreement, a summary of the events leading up to the Offer and the execution of the Merger Agreement and other information concerning the Offer and the Merger are contained in the Offer to Purchase and in the Solicitation/Recommendation Statement on Schedule 14D-9 of the Company (the "Schedule 14D-9") with respect to the Offer, which was filed with the Commission on March 3, 1998. Certain other documents (including the Merger Agreement) have been filed with the Commission as Exhibits to the Tender Offer Statement on
Schedule 14D-1 of the Purchaser and PCC and to the Schedule 14D-9.

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

Item 12. Certain Relationships and Related Transactions

The Company entered into an Agreement and Plan of Merger with Precision Castparts Corp. (PCC) on February 24, 1998 that is described in Item 11. Pursuant to that, Rolf E. Soderstrom, who is a member of the Company's Board of Directors, is also a managing director of The Nassau Group, Inc. ("Nassau"), an investment banking firm. Nassau has been retained by the Board of Directors to act as a financial advisor to the Company with respect to the Offer and the Merger. Pursuant to an engagement letter with Nassau, the Company (i) has paid Nassau a monthly cash retainer of $5,000 beginning on September 15, 1997 and continuing on the 15th day of each succeeding month during the period of Nassau's engagement; (ii) has issued to Nassau a warrant to purchase 10,000 Shares exercisable within three years of September 22, 1997, the date of the engagement letter, at an exercise price equal to the closing price of a Share on September 22, 1997 ($9.125); and (iii) will pay a transaction fee to Nassau in the amount of 1.1% or the aggregate consideration in a transaction resulting in a sale of the Company (approximately $804,000 based upon the $15.25 per Share Offer Price and the existence of certain long-term indebtedness of the Company) less 50% of the total cash retainer previously paid (the "Transaction Fee"). The Transaction Fee is contingent upon closing of such a transaction. The Company has also agreed to indemnify Nassau and certain related parties against certain liabilities, including liabilities under the federal securities laws.

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

Item 13. Exhibits and Reports on Form 8-K

Exhibits

2.1 Agreement and Plan of Merger dated as of February 24, 1998 among PCC, Purchaser and the Company, previously filed March 3, 1998 as Exhibit 1 to the Company's Solicitation/Recommendation Statement on Form 14D-9 (File No. 5-35464), and incorporated by reference.

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

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

                    Exhibits and Reports on Form 8-K (con't.)

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

4.13 Note and Loan and Security Agreement Modification Agreement No. 5 dated June 17, 1996 between the Registrant and Fleet Bank of New York.

4.14 Note and Secured Revolving Line of Credit Agreement Modification Agreement No. 6 dated June 17, 1997 between the Registrant and Fleet Bank of New York.

4.15 Note and Loan and Security Agreement Modification Agreement No. 6 dated June 17, 1997 between the Registrant and Fleet Bank of New York.

10.1  Registrant's  1972 Stock Option Plan  incorporated by reference to Exhibit
10.1 to Form 10-K Report for the year ended 12/31/88. (File No. 1-7037)

10.2 Registrant's 1996 Incentive  Compensation Plan incorporated by reference to
Exhibit 10.2 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No.33-15225)

10.3 Registrant's 1996 Incentive Compensation Plan for Non-Employee Directors incorporated by reference to Exhibit 10.3 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96.
(Registration No. 33-15221)

10.4 Registrant's Non-Employee Directors Stock Grant Plan incorporated by reference to Exhibit 10.4 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No. 33-15223)

10.5 Registrant's Amended and Restated Stock Option Plan incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No. 33-15227)

10.6 Registrant's Deferred Compensation Plan for Certain Executive Employees of Environment One Corporation incorporated by reference to Exhibit 10.6 to Form 10-KSB for the year ended 12/31/96 by Form S-8 filed 10/31/96. (Registration No. 33-15229)

                           Environment One Corporation
                                   Form 10-KSB
                                Part III (con't.)

                    Exhibits and Reports on Form 8-K (con't.)

10.7 Registrant's Deferred Compensation Plan for Certain Executive Employees of Environment One Corporation incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended 12/31/97 by Form S-8 filed 12/23/97. (Registration No. 333-43093)

10.8 Confidentiality Agreement previously filed March 3, 1998 as Exhibit 3 to the Company's Solicitation/Recommendation Statement on Form 14D-9 (File No. 5-35464), and incorporated by reference.

10.9  Employment  Agreement  with Mr.  Ardia  previously  filed March 3, 1998 as
Exhibit 4 to the Company's Solicitation/Recommendation Statement on Form 14D-9 (File No. 5-35464), and incorporated by reference.

10.10 Change in Control Agreement with Mr. Ardia previously filed March 3, 1998 as Exhibit 5 to the Company's Solicitation/Recommendation Statement on Form 14D-9 (File No. 5-35464), and incorporated by reference.

10.11 Form of Employment Agreements with Messrs. Alexander, Doin, Earle, and Welsh previously filed March 3, 1998 as Exhibit 6 to the Company's Solicitation/Recommendation Statement on Form 14D-9 (File No. 5-35464), and incorporated by reference.

23.1 Consent of Independent Auditors, KPMG Peat Marwick LLP.


Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

                           Environment One Corporation
                                   Form 10-KSB

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environment One Corporation
(Registrant)


/s/Stephen V. Ardia                                  3/27/98
-------------------                                  -------
Stephen V. Ardia                                     Date
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons, which included the chairman and chief executive officer, chief financial officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Stephen V. Ardia     3/27/98             /s/Angelo Dounoucos       3/27/98
---------------------------------           ---------------------------------
Stephen V. Ardia           Date             Angelo Dounoucos           Date
Chairman, President and CEO                 Director


/s/Philip W. Welsh      3/27/98             /s/Lars Grenback          3/27/98
---------------------------------           ---------------------------------
Philip W. Welsh            Date             Lars Grenback              Date
Vice President, CFO and Treasurer           Director


/s/Walter W. Aker       3/27/98             /s/Robert G. James        3/27/98
---------------------------------           ---------------------------------
Walter W. Aker             Date             Robert G. James            Date
Director                                    Director


/s/John L. Allen        3/27/98
---------------------------------           ---------------------------------
John L. Allen              Date             Rolf E. Soderstrom        Date
Director                                    Director