Form 10QSB
period 1998-03-31
ENVIRONMENT ONE CORP
filed 1998-05-15
CIK 33081

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934



                          Commission File Number 0-5633


                           ENVIRONMENT ONE CORPORATION
                           ---------------------------
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

                             Yes  [ X ]    No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock, par value $.10 as of March 31, 1998:
4,295,827.

Transitional Small Business Disclosure Format (check one):

                             Yes  [   ]    No  [ X ]

                           Environment One Corporation
                                   FORM 10-QSB



                                      INDEX





Part I. Financial Information-

Item 1. Financial Statements

         Consolidated Balance Sheets March 31, 1998 and December 31, 1997

         Consolidated Statements of Income for the Three Months Ended March 31,
                  1998 and 1997

         Consolidated Statements of Cash Flows for the Three Months Ended March
                  31, 1998 and 1997

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Part II. Other Information

Signatures

                              Part I - Financial Information

Item 1. Financial Statements

                           Environment One Corporation
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997


                     Assets                            3/31/98           12/31/97
                                                    ------------      ------------
Current Assets
     Cash and Cash Equivalents                      $  3,911,828         1,976,368
     Accounts Receivable, Net                          3,349,153         5,226,859
     Inventories
             Raw Materials                             1,435,246         1,399,533
             Work in Process                             327,853           385,013
             Finished Goods                              549,969           483,906
                                                    ------------      ------------
                                                       2,313,068         2,268,452
Other Current Assets                                     355,503           401,837
                                                    ------------      ------------
     Total Current Assets                              9,929,552         9,873,516
                                                    ------------      ------------

Property, Plant and Equipment
     Land                                                334,491           334,491
     Buildings                                         2,337,099         2,324,333
     Machinery and Equipment                           5,501,228         5,371,630
     Construction in Progress                             19,762            95,393
     Less: Accumulated Depreciation                   (5,003,005)       (4,868,005)
                                                    ------------      ------------
     Net Property, Plant and Equipment                 3,189,575         3,257,842
Other Assets                                             424,481           429,382
                                                    ------------      ------------
Total Assets                                          13,543,608        13,560,740
                                                    ============      ============

      Liabilities and Shareholders' Equity

Current Liabilities
     Current Installments - Long Term Debt               338,100           338,100
     Accounts Payable                                  1,699,130         1,812,407
     Accrued Expenses                                  1,180,169         1,366,913
                                                    ------------      ------------
          Total Current Liabilities                    3,217,399         3,517,420

Deferred Compensation                                    953,429           953,429
Minority Interest                                         63,787            68,760
Long Term Debt                                         1,077,869         1,162,394
                                                    ------------      ------------
      Total Liabilities                                5,312,484         5,702,003
                                                    ------------      ------------

                           Environment One Corporation
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997


                                                      3/31/98            12/31/97
                                                    ------------      ------------

Shareholders' Equity
     Common Stock at Par Value                           431,621           425,772
     Additional Paid in Capital                        8,577,493         7,969,197
     Retained Earnings  / (Accumulated Deficit)          256,268          (116,119)
                                                    ------------      ------------
                                                       9,265,382         8,278,850
     Less: Treasury Stock at Cost                     (1,034,258)         (420,113)
                                                    ------------      ------------
       Total Shareholders' Equity                      8,231,124         7,858,737
                                                    ------------      ------------

Total Liabilities and Shareholders' Equity          $ 13,543,608        13,560,740
                                                    ============      ============

(See Accompanying Notes to Consolidated Financial Statements)

                             Environment One Corporation
                          Consolidated Statements of Income
                  For the Three Months Ended March 31, 1998 and 1997


                                                    Three Months Ended March 31,
                                                 -------------------------------
                                                     1998               1997
                                                 -----------        -----------
Revenue                                          $ 5,431,521          4,547,725
                                                 -----------        -----------

Costs and Expenses

          Cost of Sales                            3,134,768          2,934,433

          Selling and Marketing                      779,627            601,876

          General and Administrative                 916,443            738,377

          Interest Expense, Net                        3,605             41,984

          Other Income, Net                           (3,209)            (2,489)
                                                 -----------        -----------

Total Expenses, Net                                4,831,234          4,314,181
                                                 -----------        -----------


Net Income Before Taxes                              600,287            233,544

Income Tax Expense                                   227,900             88,600
                                                 -----------        -----------

Net Income                                       $   372,387            144,944
                                                 ===========        ===========

Per Share Amounts:

Basic Earnings per Common Share                  $      0.09               0.03
Diluted Earnings per Common Share                       0.08               0.03
                                                 ===========        ===========

(See Accompanying Notes to Consolidated Financial Statements)

                                   Environment One Corporation
                              Consolidated Statements of Cash Flows
                        For the Three Months Ended March 31,1998 and 1997


                                                                    Three Months Ended March 31,
                                                                  ------------------------------
                                                                      1998                1997
Cash Flows-Operating Activities:

Net Income                                                        $   372,387          144,944

Adjustments to Reconcile Net Earnings
to Net Cash Provided (Used) by Operating Activities:

Depreciation and Amortization                                         139,901          144,117
Decrease (Increase) - Accounts Receivable, Net                      1,877,706          425,143
Decrease (Increase) - Inventories                                     (44,616)        (199,549)

Decrease (Increase) - Prepaid Expenses                                 46,334         (119,026)
Decrease (Increase) - Other L/T Assets                                      0            6,044

Increase (Decrease) - Accounts Payable                               (113,277)        (438,660)

Increase (Decrease) - Accrued Expenses and Other Liabilities         (186,744)        (234,068)

Increase (Decrease) - Minority Interest                                (4,973)          11,803
                                                                  -----------      -----------

Net Cash Provided (Used) by Operating Activities                    2,086,718         (259,252)
                                                                  -----------      -----------
Cash Flows Used in Investing Activities:
Capital Expenditures                                                  (66,733)        (122,899)
                                                                  -----------      -----------

Cash Flows From Financing Activities:

Increase (Decrease) - Book Overdraft                                        0           87,904

Increase (Decrease) - Note Payable to Bank                                  0          379,000

Increase (Decrease) - Long Term Debt                                  (84,525)         (84,524)

Issuance of Common Stock                                                    0            7,101
                                                                  -----------      -----------

Net Cash Provided (Used) by Financing Activities                      (84,525)         389,481
                                                                  -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                1,935,460            7,330

Cash and Cash Equivalents at Beginning of Period                    1,976,368           62,637
                                                                  -----------      -----------

Cash and Cash Equivalents at End of Period                        $ 3,911,828           69,967
                                                                  ===========      ===========

                                   Environment One Corporation
                              Consolidated Statements of Cash Flows
                        For the Three Months Ended March 31,1998 and 1997


                                                                    Three Months Ended March 31,
                                                                  ------------------------------
                                                                      1998                1997
Supplemental disclosure of non-cash financing activity:

  Issuance of 58,489 in 1998 and 65,681 in 1997
   shares of common stock held in trust,
   recorded as treasury stock as part of the Company's
   deferred compensation plan for certain executive officers      $   614,135          369,461
                                                                  ===========      ===========

Cash paid during the year for:
   Interest                                                       $    33,332           46,406
                                                                  ===========      ===========
   Income Taxes                                                   $   252,874          274,811
                                                                  ===========      ===========

(See Accompanying Notes to Consolidated Financial Statements)

                           Environment One Corporation
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1998 and 1997

                                   (Unaudited)

         1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are only of a normal recurring nature, necessary to fairly present Environment One Corporation's financial position as of March 31, 1998 and December 31, 1997 as well as the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Operating results for any quarter are not necessarily indicative of results for any future periods.

         2. Net earnings per share computations are based on basic and diluted number of shares of Common Stock outstanding for the periods ending March 31, 1998 and 1997. The basic and diluted number of shares of Common Stock outstanding for the periods ending March 31, 1998 and 1997 are 4,294,527 and 4,495,400 for 1998 and 4,218,121 and 4,388,470 for 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report, and the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Revenue for the period increased $884,000, or 19.4% over the same period last year. Increases from the quarter ended March 31, 1997 were recorded in both Sewer Systems and Detection Systems businesses.

Revenue from the Company's Sewer Systems business continues to show improvement over prior periods. Management is of the opinion that the addition of a more powerful distribution network, increases in the number and size of municipal projects, continued growth in the overall market and realignment of its sales territories accounts for this growth and bodes well for future growth.

As part of the Detection Systems business revenue increase, sales of the Company's Generator Condition Monitor showed significant improvement as the Company was able to complete shipment on two large international projects during the period. Sales of the Company's Hydrogen Control Cabinet also improved over the prior period due to continued market acceptance and completion of delivery on a large international project.

Cost of Sales increased $200,000 when compared to the same period last year. Expressed in percent of sales, cost of sales decreased from 64.5% in the first three months of 1997 to 57.7% in the three months ended March 31, 1998. The improvement in gross margin is mainly attributable to product sales mix resulting from strong sales of the Company's Detection Systems business products. Increased expenses in indirect non-labor categories of scrap, maintenance, professional services and miscellaneous manufacturing costs were recognized during the period ending March 31, 1998.

Selling and Marketing costs increased $178,000 compared to the first quarter of 1997. The majority of this increase resulted from increased expenditures in travel and living, advertising, promotion, trade shows and miscellaneous marketing costs as the Company continues its effort to support the Sewer Systems business distribution network.

General and Administrative costs, including research and development, increased $178,000 over the same period last year. Research and development costs increased $36,000 while other general and administrative costs increased $142,000.

Increased expenditures in other general and administrative costs are attributable to increases in legal, consultant and directors fees along with miscellaneous expenses. Partially offsetting these increases was a reduction in the accrual for growth performance sharing expense. In the first quarter of 1996, the Company implemented a new growth performance sharing plan to take the place of its profit sharing plan. Targets for growth in sales and operational earnings along with return on assets were established and are reviewed on an annual basis. Quarterly expense accruals are made based on the performance of the Company.

Interest expense decreased $38,000 over the first three months of 1997. During the period in 1998, the Company had no borrowing against its line of credit and only incurred interest expense on long term debt.


                        Financial Position and Liquidity
                   (all figures rounded to the nearest 000's)


Cash needs for the first three months of 1998 were met primarily by cash provided by operations. Highlighting the operating cash category was a reduction of $1,900,000 in accounts receivable. Capital expenditures declined to $67,000 from $123,000 during the same period last year. Short term borrowing remained at $0 while during the same period last year the Company increased its borrowing by $379,000.

Continued control over inventory, operating expenses and capital expenditures along with forecasted cash receipts will enable the Company to meet its day-to-day working capital requirements in the near term.

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

                           Environment One Corporation
                                   FORM 10-QSB


                           Part II - Other Information

                                Change in Control

On February 24, 1998 the Company entered into an Agreement and Plan of Merger among the Company, Precision Castparts Corp. (PCC), an Oregon Corporation, and a wholly owned subsidiary of PCC, EOC Acquisition Corp. (Purchaser) for the Purchaser to acquire all shares (fully diluted) of common stock of the company for $15.25 per share. This agreement is explained in the Company's Solicitation / Recommendation Statement on Form 14D-9 filed with the Commission on March 3, 1998. At the close of the tender offer on March 30, 1998, approximately 86% of the shares had been tendered. On April 2, 1998, PCC accepted the tendered shares for payment. PCC is currently in the process of calling a special meeting of shareholders to be held sometime in June, 1998. At that meeting, PCC intends to complete the merger of the Purchaser into the Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ENVIRONMENT ONE CORPORATION


Date: May 13, 1998                               By:/s/Stephen V. Ardia
                                                    -------------------
                                                    Stephen V. Ardia
                                                    Chairman, President and CEO




Date: May 13, 1998                               By:/s/Philip W. Welsh
                                                    ------------------
                                                    Philip W. Welsh
                                                    Chief Financial Officer
                                                    Treasurer